Form 10-Q
period 2000-03-31
PLANET411 COM INC
filed 2000-05-15
CIK 1096555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                         Commission file number: 0-27645




                               PLANET411.COM INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                     88-0258277
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)



       440 Rene Levesque West, Suite 401, Montreal, Quebec Canada H2Z 1V7



                                 (514) 866-4638
              (Registrant's Telephone Number, including Area Code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]   No {X} (became subject to filing requirements February 25, 2000)



At May 12, 2000, there were 24,950,841 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION


                           Planet 411.com Corporation
                          (A Development Stage Company)











     Consolidated Financial Statements

           Financial Statements
              Consolidated Operations                                      2
              Consolidated Deficit                                         2
              Consolidated Cash Flows                                      3
              Consolidated Balance Sheets                                  4
              Notes to Consolidated Financial Statements             5 and 6





                                   12-05-2000

Planet 411.com Corporation
(A Development Stage Company)
Consolidated Operations
Consolidated Deficit
(In U.S. dollars)

================================================================================



                                                                                                                      Unaudited
                                                         ---------------------------------------------------------------------------
                                                                                   For the period                For the period
                                                                                       1998-07-31                    1998-07-31
                                                        Three months   Three months    (inception)   Nine months     (inception)
                                                               ended          ended       through          ended        through
                                                          1999-03-31     2000-03-31    1999-03-31     2000-03-31     2000-03-31
                                                         -----------    -----------   -----------    -----------    -----------
                                                                   $              $             $              $              $
CONSOLIDATED OPERATIONS
Revenue                                                       --             --            --             --             --
                                                         -----------    -----------   -----------    -----------    -----------
Operating and administrative expenses
     Salaries                                                 49,136        340,874        83,004        717,048        963,781
     Fringe benefits                                           5,773         32,716        10,654         69,915         99,045
     Subcontracts                                              1,326        413,204         6,739        428,797        439,602
     Training                                                  1,160                        2,468          1,874         26,266
     Advertising and marketing research                          873        112,447        38,569        366,375        414,325
     Transportation                                              457            720           823          1,801          3,455
     Promotion                                                 5,532          4,460         9,327         35,730         62,432
     Rent                                                     13,489         46,301        35,198         81,462        133,934
     Web hosting and maintenance of
     licenses                                                  3,491        167,063        11,721        465,468        524,324
     Equipment rental                                                         2,601         1,949          2,601          5,578
     Maintenance and repairs                                   1,062            173         3,045            918          5,606
     Taxes and permits                                            78          8,496         5,040         15,728         27,028
     Insurance                                                   386          3,274         1,350         10,856         13,325
     Office supplies and courier                              10,365         25,103        17,690         48,570        100,923
     Communications                                            4,363         13,806        10,307         25,912         41,465
     Professional fees                                        59,256        225,941        91,002        302,144        515,506
     Bank charges                                                410          4,827           651          9,475         11,081
     Interest on long-term debt                                  440            311         2,116          1,153          4,204
     Service contracts                                                           50                       26,130         91,809
     Travel                                                   17,596          1,361        17,596         17,209         47,202
     Foreign exchange                                                        (1,572)                     (14,062)       (44,166)
     Amortization of capital assets                            9,200        103,176        26,568        213,460        326,385
                                                         -----------    -----------   -----------    -----------    -----------
                                                             184,393      1,505,332       375,817      2,828,564      3,813,110
                                                         -----------    -----------   -----------    -----------    -----------
Net loss                                                     184,393      1,505,332       375,817      2,828,564      3,813,110
                                                         ===========    ===========   ===========    ===========    ===========

Basic loss per share

Weighted  average  number of                                    0.01           0.03          0.01           0.06           0.10
outstanding  shares of common stock                      ===========    ===========   ===========    ===========    ===========
(the  special voting stock considered
as 25,094,996 shares of common
stock)                                                    25,094,996     49,447,942    25,094,996     49,146,471     37,501,922
                                                         ===========    ===========   ===========    ===========    ===========

CONSOLIDATED DEFICIT
Deficit, beginning of period (Note 1)                        191,424      2,307,778                      984,546
Net loss                                                     184,393      1,505,332       375,817      2,828,564      3,813,110
                                                         -----------    -----------   -----------    -----------    -----------
Deficit accumulated during the
development stage, end of period                             375,817      3,813,110       375,817      3,813,110      3,813,110
                                                         ===========    ===========   ===========    ===========    ===========


================================================================================

   The accompanying notes are an integral part of the consolidated financial statements.



Planet 411.com Corporation
(A Development Stage Company)
Consolidated Cash Flows
(In U.S. dollars)


================================================================================

                                                                                                                    Unaudited
                                                                     --------------------------------------------------------
                                                                     For the period                            For the period
                                                                         1998-07-31                                1998-07-31
                                                                         (inception)         Nine months           (inception)
                                                                            through                ended              through
                                                                         1999-03-31           2000-03-31           2000-03-31
                                                                        -----------          -----------          -----------
                                                                                  $                    $                    $

OPERATING ACTIVITIES
Net loss                                                                   (375,817)          (2,828,564)          (3,813,110)
Non-cash item
     Amortization of capital assets                                          26,568              213,460              326,385
Changes in non-cash working capital items
     Sales taxes receivable                                                 (23,725)             (94,332)            (132,114)
     Other receivables                                                         (529)             (40,852)             (40,852)
     Prepaid expenses                                                      (311,437)             (18,588)             (49,800)
     Accounts payable                                                       648,424              618,653              639,308
     Accrued liabilities                                                     10,012              493,221              597,011
                                                                        -----------          -----------          -----------
Cash flows from operating activities                                        (26,504)          (1,657,002)          (2,473,172)
                                                                        -----------          -----------          -----------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                         263
Term deposit                                                                                     (10,228)             (20,424)
Advances to directors and shareholders                                      (16,581)              (3,736)              (6,863)
Advances to related companies                                               (10,319)                                  (44,242)
Other advances                                                                                    10,766               (2,929)
Capital assets                                                             (692,239)            (305,219)          (1,164,310)
Effect of exchange rate changes                                                 750                1,296                4,375
                                                                        -----------          -----------          -----------
Cash flows from investing activities                                       (718,389)            (307,121)          (1,234,130)
                                                                        -----------          -----------          -----------
FINANCING ACTIVITIES
Loan                                                                                             127,157              127,157
Advances from directors                                                                           33,751               34,407
Repayment of long-term debt                                                  (6,734)              (4,635)             (11,588)
Issuance of preferred shares of a subsidiary company -
non-controlling interest                                                                                              285,474
Issuance of capital stock                                                   928,918            1,135,778            2,150,222
Cancellation of capital stock                                                                    (35,000)             (35,000)
Advance payment on capital stock units                                                         1,000,020            1,539,020
Effect of exchange rate changes                                             (35,372)             (26,088)             (52,560)
                                                                        -----------          -----------          -----------
Cash flows from financing activities                                        886,812            2,230,983            4,037,132
                                                                        -----------          -----------          -----------
Net increase in cash                                                        141,919              266,860              329,830
Cash, beginning of period                                                                         62,970
                                                                        -----------          -----------          -----------
Cash, end of period                                                         141,919              329,830              329,830
                                                                        ===========          ===========          ===========

SUPPLEMENTAL DATA
Cash paid during the period for interest                                      2,116                1,153                4,204
                                                                        ===========          ===========          ===========


================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Corporation
(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)


================================================================================

                                                                                                                          Unaudited
                                                                                                         ---------------------------
                                                                                                         2000-03-31      1999-06-30
                                                                                                         ----------      ----------
                                                                                                        $                $
ASSETS
Current assets
     Cash                                                                                                   329,830          62,970
     Term deposit, 3.75%, maturing on April 19, 2000                                                         20,620          10,196
     Sales taxes receivable                                                                                 132,114          37,782
     Other receivables                                                                                       40,852
     Advances to directors and shareholders, without interest                                                 6,688           2,673
     Prepaid expenses                                                                                        49,800          31,212
                                                                                                         ----------      ----------
                                                                                                            579,904         144,833
Other advances, without interest or repayment terms                                                           2,929          13,695
Capital assets                                                                                            1,058,579         968,591
                                                                                                         ----------      ----------
                                                                                                          1,641,412       1,127,119
                                                                                                         ==========      ==========

LIABILITIES
Current liabilities
     Accounts payable                                                                                       854,400         235,747
     Accrued liabilities                                                                                    597,011         103,790
     Loan, 10%, repayable on demand                                                                         127,157
     Instalments on long-term debt                                                                            9,035           8,834
                                                                                                         ----------      ----------
                                                                                                          1,587,603         348,371
Advances from directors, without interest or repayment terms                                                 34,407             656
Long-term debt                                                                                                1,279           6,115
Non-controlling interest                                                                                    285,474         285,474
                                                                                                         ----------      ----------
                                                                                                          1,908,763         640,616
                                                                                                         ----------      ----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 4)
     Special  voting  stock,  having a par value of $0.001,  holding a number of votes  equal to the number of  exchangeable  shares of 3560309  Canada Inc. outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share June 30, 1999 and
     March 31, 2000 issued and outstanding                                                                     --              --
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued                  --              --
     Common stock, having a par value of $0.001, 69,999,999 shares authorized; 24,084,315
     (June 30,1999) and 24,950,841 (March 31, 2000) issued and outstanding                                   24,951          24,084
Contributed surplus (Note 4)                                                                              3,573,368         934,437
Advance payment on capital stock units                                                                                      539,000
Cumulative translation adjustments                                                                          (52,560)        (26,472)
Deficit accumulated during the development stage                                                         (3,813,110)       (984,546)
                                                                                                         ----------      ----------
                                                                                                           (267,351)        486,503
                                                                                                         ----------      ----------
                                                                                                          1,641,412       1,127,119
                                                                                                         ==========      ==========


================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)


================================================================================
1 - RESTATEMENT OF PRIOR PERIOD UNAUDITED FINANCIAL STATEMENTS

During the three-month period ended March 31, 2000, the Company discovered previously incurred but unrecorded advertising and marketing research expenses of $127,840 and web hosting and maintenance of licenses (previously Internet connection) expenses of $217,860. The expenses were incurred in the three-month period ended December 31, 1999. As a result, the Company has restated the accompanying unaudited consolidated financial statements for the three months and the six months ended December 31, 1999 and for the period July 31, 1998 (inception) through December 31, 1999 to record an increase in advertising and marketing research expenses of $127,840 and web hosting and maintenance of licenses expenses of $217,860. The restatement adjustments result in an increase in the deficit, beginning of period for the three months ended March 31, 2000 of $345,700.


================================================================================
2 - NATURE OF OPERATIONS

The Company, in its development stage, is involved in the e-business industry. It provides end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet).


================================================================================
3 - BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at March 31, 2000, results of operations for the nine and three-month periods ended March 31, 2000 and 1999 and cash flows for the nine-month period ended March 31, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10/A. The results of operations for the nine and three-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Planet 411.com Corporation
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)

================================================================================
4 - CAPITAL STOCK AND CONTRIBUTED SURPLUS

                                                                                                          Contributed
                                          Special voting stock                        Common stock            surplus
                                 -----------------------------      ------------------------------       ------------
                                   Number of                          Number of
                                      shares            Amount           shares             Amount            Amount
                                 -----------        ----------      -----------         ----------       ------------
                                                    $                                   $                $
Special voting stock
(25,094,996 votes)                         1                                                                  104,444
Balance outstanding on
April 20, 1999, date of
reverse takeover                                                      8,484,315              8,484            (64,407)
June 1999 - exercise of
warrants                                                             15,600,000             15,600            894,400
                                 -----------        ----------      -----------         ----------       ------------
Balance June 30, 1999                      1            --           24,084,315             24,084            934,437
August 1999 -
cancellation of common
stock                                                                  (600,000)              (600)           (34,400)
September 1999 - capital
stock units issued                                                      107,800                108            538,892
October 1999 - capital
stock units issued                                                      233,340                233            349,777
November 1999 - capital
stock units issued                                                      333,340                334            499,676
                                 -----------        ----------      -----------         ----------        -----------
Balance December 31,
1999                                       1            --           24,158,795             24,159          2,288,382
January 2000 - capital
stock units issued                                                      111,940                112           149,888
March 2000 - capital
stock units issued                                                      680,106                680          1,135,098
                                 -----------        ----------      -----------         ----------       ------------
Balance March 31, 2000                     1            --           24,950,841             24,951          3,573,368
                                 ===========        ==========      ==========          ==========       ============

At March 31, 2000, warrants to purchase 107,800 shares of common stock for $5.00, 233,340 and 333,340 shares of common stock for $1.50, 111,940 shares of common stock for $1.34 and 680,106 shares of common stock for $1.67 are outstanding. The warrants expire August 30, October 15, November 30 and December 30, 2000 and March 29, 2001 respectively.

Stock options

Effective March 2, 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 2000 Plan. The 2000 Plan provides for issuance of a total of 10,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. During the quarter ended March 31, 2000, 7,507,000 options at an exercise price of $2.00 have been granted under this plan. No compensation expense is required since the Company follows APB 25 in accounting for these options.

                           Planet 411.com Corporation
                          (A Development Stage Company)

     Consolidated Financial Statements


           Financial Statements
              Consolidated Operations                                   2
              Consolidated Deficit                                      2
              Consolidated Cash Flows                                   3
              Consolidated Balance Sheets                               4
              Notes to Consolidated Financial Statements           5 to 7

Planet 411.com Corporation
(A Development Stage Company)
Consolidated Operations
Consolidated Deficit
(In U.S. dollars)
================================================================================



                                                                                                                         Unaudited
                                                        -------------------------------------------------------------------------
                                                                                                                   For the period
                                                                                                                       1998-07-31
                                                                      Three months  For the period     Six months      (inception)
                                                                             ended      1998-07-31          ended         through
                                                       Three months     1999-12-31      (inception)    1999-12-31      1999-12-31
                                                              ended    (Restated -         through    (Restated -     (Restated -
                                                         1998-12-31         Note 1)     1998-12-31         Note 1)         Note 1)
                                                        -----------    -----------     -----------    -----------      ----------
                                                                  $              $               $              $               $
CONSOLIDATED OPERATIONS
Revenue                                                      --             --              --             --              --
                                                        -----------    -----------     -----------    -----------      ----------
Operating and administrative expenses
     Salaries                                                27,117        195,800          33,868        376,174         622,907
     Fringe benefits                                          2,919         18,902           4,881         37,199          66,329
     Subcontracts                                             5,198         10,024           5,413         15,593          26,398
     Training                                                 1,308            442           1,308          1,874          26,266
     Advertising                                             37,696        234,994          37,696        253,928         301,878
     Transportation                                             336            185             366          1,081           2,735
     Promotion                                                3,167         26,678           3,795         31,270          57,972
     Rent                                                    14,544         11,806          21,709         35,161          87,633
     Web hosting and maintenance of licenses                  3,584        292,009           8,230        298,405         357,261
     Equipment rental                                         1,414                          1,949                          2,977
     Maintenance and repairs                                  1,885            412           1,983            745           5,433
     Taxes and permits                                        4,962          2,740           4,962          7,232          18,532
     Insurance                                                  964          5,440             964          7,582          10,051
     Office supplies and courier                              4,885         11,661           7,325         23,467          75,820
     Communications                                           4,872          3,837           5,944         12,106          27,659
     Professional fees                                       25,150          6,230          31,746         76,203         289,565
     Bank charges                                               132          1,003             241          4,648           6,254
     Interest on long-term debt                               1,128            277           1,676            842           3,893
     Service contracts                                                      26,080                         26,080          91,759
     Travel                                                                  8,461                         15,848          45,841
     Foreign exchange                                                      (17,422)                       (12,490)        (42,594)
     Amortization of capital assets                          15,242         56,959          17,368        110,284         223,209
                                                        -----------    -----------     -----------    -----------      ----------
                                                            156,503        896,518         191,424      1,323,232       2,307,778
                                                        -----------    -----------     -----------    -----------      ----------
Net loss                                                    156,503        896,518         191,424      1,323,232       2,307,778


Basic loss per share                                           0.01           0.02            0.01           0.03            0.07
                                                        ===========    ===========     ===========    ===========      ==========

Weighted average number of outstanding
shares of common stock (the special voting
stock considered as 25,094,996 shares of
common stock)                                            25,094,996     48,994,707      25,094,996     48,997,374      35,407,340
                                                        ===========    ===========     ===========    ===========      ==========


CONSOLIDATED DEFICIT
Deficit, beginning of period                                 34,921      1,411,260                        984,546               0
Net loss                                                    156,503        896,518         191,424      1,323,232       2,307,778
                                                        -----------    -----------     -----------    -----------      ----------
Deficit accumulated during the development
stage, end of period                                        191,424      2,307,778         191,424      2,307,778       2,307,778
                                                        ===========    ===========     ===========    ===========      ==========

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Corporation
(A Development Stage Company)
Consolidated Cash Flows
(In U.S. dollars)


                                                                                                                          Unaudited
                                                                        -----------------------------------------------------------
                                                                                                                     For the period
                                                                                                                         1998-07-31
                                                                         For the period            Six months            (inception)
                                                                             1998-07-31                 ended               through
                                                                             (inception)           1999-12-31            1999-12-31
                                                                                through           (Restated -           (Restated -
                                                                             1998-12-31                Note 1)               Note 1)
                                                                             ----------            ----------            ----------
                                                                                      $                     $                     $
OPERATING ACTIVITIES
Net loss                                                                       (191,424)           (1,323,232)           (2,307,778)
Non-cash item
     Amortization of capital assets                                              17,368               110,284               223,209
Changes in non-cash working capital items
     Sales taxes receivable                                                     (34,963)              (10,403)              (48,185)
     Prepaid expenses                                                            (2,649)              (61,601)              (92,813)
     Accounts payable                                                            26,509               347,974               368,629
     Accrued liabilities                                                         13,432                29,281               133,071
                                                                             ----------            ----------            ----------
Cash flows from operating activities                                           (171,727)             (907,697)           (1,723,867)
                                                                             ----------            ----------            ----------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                               263
Term deposit                                                                                                                (10,196)
Advances to directors and shareholders                                          (28,098)                                     (3,127)
Other advances                                                                                         13,695
Capital assets 2F(Note 4)                                                       (89,748)             (120,497)             (979,588)
Effect of exchange rate changes                                                      96                 3,042                 6,121
                                                                             ----------            ----------            ----------
Cash flows from investing activities                                           (117,750)             (103,760)             (986,527)
                                                                             ----------            ----------            ----------
FINANCING ACTIVITIES
Advances from (to) related companies                                             37,147                                     (44,242)
Advances from directors                                                           5,519                                       6,175
Repayment of long-term debt                                                      (2,901)               (3,019)               (9,972)
Issuance of preferred shares of a subsidiary
company - non-controlling interest                                                                                          285,474
Issuance of capital stock                                                       344,528                                   1,014,444
Cancellation of capital stock                                                                         (35,000)              (35,000)
Advance payment on capital stock units                                                              1,000,020             1,539,020
Effect of exchange rate changes                                                 (16,161)                  658               (25,814)
                                                                             ----------            ----------            ----------
Cash flows from financing activities                                            362,613               968,178             2,730,085
                                                                             ----------            ----------            ----------
Net increase (decrease) in cash and
cash equivalents                                                                 73,136               (43,279)               19,691
Cash and cash equivalents, beginning of
period                                                                                                 62,970
                                                                             ----------            ----------            ----------
Cash and cash equivalents, end of period                                         73,136                19,691                19,691
                                                                             ----------            ----------            ----------


SUPPLEMENTAL DATA
Cash paid during the period for interest                                          1,676                   842                 3,893
                                                                             ==========            ==========            ==========




The accompanying notes are an integral part of the consolidated financial statements.

================================================================================



Planet 411.com Corporation                                                     4
(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)

================================================================================

                                                                                                                          Unaudited
                                                                                                         --------------------------
                                                                                                         1999-12-31
                                                                                                          (Restated
                                                                                                             Note 1)     1999-06-30
                                                                                                         ----------      ----------
                                                                                                                  $               $
ASSETS
Current assets
     Cash                                                                                                    19,691          62,970
     Term deposit, 3.75%, maturing on April 19, 2000                                                         10,392          10,196
     Sales taxes receivable                                                                                  48,185          37,782
     Advances to directors and shareholders, without interest                                                 2,952           2,673
     Prepaid expenses                                                                                        92,813          31,212
                                                                                                         ----------      ----------
                                                                                                            174,033         144,833
Other advances, without interest or repayment terms                                                          13,695
Capital assets                                                                                              975,287         968,591
                                                                                                         ----------      ----------
                                                                                                          1,149,320       1,127,119


LIABILITIES
Current liabilities
     Accounts payable                                                                                       583,721         235,747
     Accrued liabilities                                                                                    133,071         103,790
     Instalments on long-term debt                                                                            9,572           8,834
                                                                                                         ----------      ----------
                                                                                                            726,364         348,371
Advances from directors, without interest or repayment terms                                                  6,175             656
Long-term debt                                                                                                2,358           6,115
Non-controlling interest                                                                                    285,474         285,474
                                                                                                         ----------      ----------
                                                                                                          1,020,371         640,616
                                                                                                         ----------      ----------
SHAREHOLDERS' EQUITY
Capital stock 2F(Note 4)
     Special  voting stock,  having a par value of $0.001,  holding a number of votes equal to the number of  exchangeable  shares of 3560309  Canada Inc.
     outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share June 30, 1999 and
     December 31, 1999 issued and outstanding                                                                  --              --

     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued                  --              --

     Common stock, having a par value of $0.001, 69,999,999 shares authorized; 24,084,315
     (June 30,1999) and 24,158,795 (December 31, 1999) issued and outstanding                                24,159          24,084
Contributed surplus 2F(Note 4)                                                                            2,288,382         934,437
Advance payment on capital stock units 2F(Note 5)                                                           150,000         539,000
Cumulative translation adjustments                                                                          (25,814)        (26,472)
Deficit accumulated during the development stage                                                         (2,307,778)       (984,546)
                                                                                                         ----------      ----------
                                                                                                            128,949         486,503
                                                                                                         ----------      ----------
                                                                                                          1,149,320       1,127,119
                                                                                                         ==========      ==========


================================================================================


     The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Corporation                                                    5
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(unaudited)


================================================================================

1 - RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the three-month period ended March 31, 2000, the Company discovered previously incurred but unrecorded advertising and marketing research expenses of $127,840 and web hosting and maintenance of licences (previously internet connection) expenses of $217,860. The expenses were incurred in the three-month period ended December 31, 1999. As a result, the company has restated the unaudited consolidated financial statements for the three months and the six months ended December 31, 1999 and for the period July 31, 1998 (inception) through December 31, 1999 to record an increase in marketing research expenses of $127,840 and web hosting and maintenance of licenses expenses of $217,860.

The following table summarizes the restatement adjustments which increase the following balances recorded by the Company.

                                                                                                                (Unaudited)
                                                                      ----------------------------------------------------
                                                                                                            For the period
                                                                                                                1998-07-31
                                                                       Three months          Six months         (inception)
                                                                              ended               ended            through
                                                                         1999-12-31          1999-12-31         1999-12-31
                                                                       ------------          ----------     --------------
                                                                                  $                   $                  $
Consolidated Balance sheets
     Current liabilities                                                    345,700             345,700            345,700
     Deficit accumulated during the development stage                       345,700             345,700            345,700
Consolidated Operations
     Operating and administrative expenses                                  345,700             345,700            345,700
     Net loss                                                               345,700             345,700            345,700

Effect on basic loss per share                                                 0.01                0.01               0.01

================================================================================

2 - NATURE OF OPERATIONS

The Company, in its development stage, is involved in the e-business industry. It provides end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet).

Planet 411.com Corporation                                                    6
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(unaudited)


================================================================================
3 - BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at December 31, 1999, results of operations for the six and three-month periods ended December 31, 1999 and 1998 and cash flows for the six-month periods ended December 31, 1999 and 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10/A. The results of operations for the six and three-month periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.


================================================================================
4 - CAPITAL STOCK AND CONTRIBUTED SURPLUS

                                                           Special                               Common        Contributed
                                                      voting stock                                stock            surplus
                                       ---------------------------       ------------------------------      -------------
                                       Number of                          Number of
                                          shares            Amount           shares              Amount
                                       ---------           -------       ----------            --------      -------------
                                                                 $                                    $                  $
Special voting stock
(25,094,996 votes)                             1                                                                   104,444

Balance outstanding on
April 20, 1999, date of
reverse takeover                                                          8,484,315               8,484            (64,407)

June 1999 - exercise of
warrants                                                                 15,600,000              15,600            894,400
                                       ---------         ---------       ----------            --------          ---------

Balance June 30, 1999                          1             --          24,084,315              24,084            934,437
August 1999, cancellation of
common stock                                                               (600,000)               (600)           (34,400)

September 1999, capital
stock units issued                                                          107,800                 108            538,892

October 1999, capital stock
units issued                                                                233,340                 233            349,777

November 1999, capital stock
units issued                                                                333,340                 334            499,676
                                       ---------         ---------       ----------            --------          ---------

Balance December 31, 1999                      1             --          24,158,795              24,159          2,288,382
                                       =========         =========       ==========            ========          =========

At December 31, 1999, warrants to purchase 107,800 shares of common stock for $5.00, 233,340 and 333,340 shares of common stock for $1.50 and 111,940 shares of common stock for $1.34 are outstanding. The warrants expire August 30, October 15, November 30 and December 30, 2000 respectively.

Planet 411.com Corporation                                                    7
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(unaudited)


================================================================================
5 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS

The Company received $150,000 with respect to a private placement for 111,940 units at $1.34 per unit. Each unit consists of one share of common stock and one share purchase warrant. Each warrant will entitle the holder to purchase one additional share of common stock of the Company for $1.34 within one year from the date of closing of the offer, December 30, 1999. As of December 31, 1999, no shares of common stock have been issued with respect to this private placement.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

Forward Looking Statements

     The following presentation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and relate to anticipated future events that are not historical facts, such as our business strategies and their intended results. Our actual results could differ materially from those set forth in the forward-looking statements as a result of (i) changes in general economic conditions, (ii) changes in the assumptions used in making these statements,
(iii) our lack of a long-term operating history, (iv) competition generally, and in the technology sector in particular, (v) our ability to attract, hire, train and retain competent personnel in a variety of functions, (vi) our ability to raise sufficient capital to fund our expansion, and (vii) our continued ability to generate virtual stores that attract visitors to our e-merchants' websites.


Results of Operations

    Periods ended March 31, 2000 versus Periods ended March 31, 1999

     Operating and administrative expenses incurred for the nine months ended March 31, 2000 were $2,828,564, an increase of $2,452,747 from the same expenses incurred during the eight-month period from the Company's inception through March 31, 1999. Operating and administrative expenses for the three months ending March 31, 2000, were $1,505,332, an increase of $1,320,939 from the same expenses incurred during the three months ended March 31, 1999. In each case, these increases represent the cost of growing the Company, building its infrastructure and product, hiring and paying employees, market research and marketing and expenses connected with arranging financing. In particular, the increases in the March 2000 expenses over the March 1999 figures reflect the following:

         o the Company had more employees, and those employees were earning higher salaries (increase over three- and nine-month periods from prior year: $291,738; $634,044), and the Company also incurred more consultants' fees during the period;

         o the Company incurred increased professional fees, primarily in connection with the preparation of the Company's interim financial statements and securities filings, as the Company's common stock once again became eligible for quotation on the Over-the-Counter Bulletin Board (increases:
           $166,685; $211,142);

         o the Company incurred increased market research costs, as the Company defined its positioning and documented the market information needed to define the industry e-strategy and e-marketing (increases:
           $111,574; $327,806);

         o the Company incurred increased subcontract fees as it required ad hoc resources to complete the product development from both a management and a technical point of view (increases: $411,878; $422,058);

         o the Company's web hosting fees increased significantly as the Company finalized its product testing (increases: $163,572; $453,747); and

         o the Company increased miscellaneous other costs, commensurate with its increased planning, research and development, marketing and other activities.

     As of March 31, 2000, the Company had an accumulated deficit of $3,813,110, versus a $375,817 deficit as of March 31, 1999.


    Restatement of Results of Operations for the Periods Ended December 31, 1999

     The Company's new management has implemented an accounting system and has improved its internal accounting controls, including for (among others) procurements, purchases and disbursements. When preparing the Company's quarterly report for the third fiscal quarter, the Company determined that it had not recorded as payable during the second fiscal quarter certain expenses that it incurred during that quarter. The Company inadvertently recorded these expenses in the wrong quarter; i.e., the third quarter instead of the second quarter. Consequently, expenses for the second quarter were understated by $345,700. The following discussion and analysis of the second fiscal quarter reflects the Company's corrected accounting for these expenses. Management believes that its enhanced systems and internal controls, including the use of monthly financial statements, will enable the Company to prevent these errors from occurring in the future.

     Operating and administrative expenses incurred through for the three-month period ended December 31, 1999 were $896,518 compared to $156,503 for the same period in 1998. The Company's expenses for the six-month period ended December 31, 1999 were $1,323,232 compared to $191,424 for the five-month (from inception) period ended December 31, 1998. The increases in the December 31, 1999 figures over the December 31, 1998 figures reflect the following:

        o the Company had more employees, and those employees were earning higher salaries;

        o increased professional fees were incurred, primarily in connection with the Company's preparation of interim financial statements, the ongoing development of the Company's business plan and the preparation of securities documents and the Company's efforts to obtain bank financing and financing from other sources;

        o increased advertising and promotion costs were incurred, as the Company used a significant portion of its resources to revise its business plan and market its intended services, neither of which had been fully developed in 1998; and
        o increased miscellaneous other costs, commensurate with the Company's increased planning, research and development, marketing and other activities.

As of December 31, 1999, the Company had an accumulated deficit of $2,307,778, compared with $191,424 as of December 31, 1998.

    Liquidity and Capital Resources

     During the third fiscal quarter, the Company issued 680,106 Units in consideration of an aggregate cash amount of $1,135,778. Each of such Units consisted of (a) one share of common stock, par value $0.001 ("Common Stock"), and (b) one warrant to purchase another share of common stock at a strike price of $1.67. The amount had been previously advanced to the Company and was converted into equity on March 29, 2000.

     The Company has had no other financing. These Units represent the sole source of the Company's working capital received during the third fiscal quarter. At the end of the third fiscal quarter, the Company had $329,830 in cash available to fund operations. The Company anticipates that it will begin to earn revenues from its customers commencing with the fourth fiscal quarter of this year, as we will begin to place virtual stores online during that quarter.

     The Company is seeking a new credit facility and is also attempting to raise approximately $20 million through private transactions involving debt and/or equity. The Company believes this amount will be sufficient to fund its operations through the next 24 months, including the promotion of the Company's products and services and the completion of the Company's required infrastructure in terms of additional equipment and personnel. The failure to obtain additional financing within the next four months would have a material adverse effect on the financial position and results of operation of the Company. There is no assurance that the Company will be able to raise any more working capital through equity financing or that such credit line is available to the Company at commercially reasonable rates. Any such financing may be at terms that will dilute the Company's existing shareholders.

Item 3. There have been no material changes from the information provided with respect to market risk in the registrant's Form 10, filed February 22, 2000.

              [The remainder of this page intentionally left blank]

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

None.


Item 2. Changes in Securities and Use of Proceeds. During the third fiscal quarter, the Company issued 680,106 Units in consideration of an aggregate cash amount of $1,135,778. Each of such Units consisted of (a) one share of Common Stock, and (b) one warrant to purchase another share of common stock at a strike price of $1.67 on or before March 29, 2001. The amount had been previously advanced to the Company and was converted into equity on March 29, 2000.

The sale of the Units was exempt from registration under Regulation S. The purchaser is not a U.S. person. The purchaser was at no time relevant to the Unit purchase within the United States, and the transaction is an offshore transaction. No directed selling efforts were used in the United States. The purchaser still holds the Units.

Effective March 2, 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 2000 Plan. The 2000 Plan provides for issuance of a total of 10,000,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. During the quarter ended March 31, 2000, 7,507,000 options at an exercise price of $2.00 have been granted under this plan.

Items 3. through 5. The registrant has nothing to report under these items.


Item 6.  Exhibits and Reports on From 8-K.


(a)  Exhibits -

              10 Master Merchant Agreement dated April 6, 2000 between 9066-4871 Quebec Inc.
                  and The Toronto-Dominion Bank
              27  Financial Data Schedule

(b)  Reports on Form 8K - None were filed in the quarter ended March 31, 2000.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     PLANET411.COM INC.




Dated: May 12, 2000                By:  /s/ Laval Bolduc
                                      ------------------------------------------
                                            Laval Bolduc
                                            Chief Financial Officer
                                            (Authorized Signatory) and Treasurer
                                            (Principal Accounting Officer)