Form 10-K405
period 2000-06-30
PLANET411 COM INC
filed 2000-10-05
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

(MARK ONE)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                         Commission file number 0-27645


                               PLANET411.COM INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        88-0258277
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation of Organization)

       440 Rene Levesque West, Suite 401, Montreal, Quebec Canada H2Z 1V7
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (514) 866-4638

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         Common stock, $0.001 par value
                                 Title of class

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                          YES [X]   NO [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

As of September 25, 2000: Approximately $19,527,807

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                TABLE OF CONTENTS

ITEM 1.    BUSINESS

ITEM 2.    PROPERTIES

ITEM 3.    LEGAL PROCEEDINGS

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.    SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K

PART I

ITEM 1.  BUSINESS.

Forward Looking Statements

     This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including, in particular, the statements about the Company's plans, strategies, and prospects. Although management believes that the Company's plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, management can give no assurance that such plans, intentions or expectations will be achieved. These cautionary statements, however, are not intended to be exhaustive, and should be read in conjunction with the other cautionary statements made herein and in the Company's other publicly filed reports. Important factors that could cause actual results to differ materially from the forward-looking statements the Company makes in this report are described below in the "Risk Factors" portion of management's discussion in Item 7, and elsewhere in this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

General

     Planet411.com Inc. provides retailers seeking to engage in e-commerce and seeking to develop an online sales distribution channel with a complete e-business solution. The solution is comprised of the following bundled services and features:

          o    advisory services in online business strategy,

          o    marketing and performance analysis,

          o creation of and access to a fully scaleable online store displaying the retailer's brand with catalogue hosting,

          o easier access to Visa and MasterCard online merchant numbers and negotiated preferential terms with respect thereto,

          o    third party and proprietary e-commerce application software,

          o    proprietary real-time payment processing,

          o interfaces to the retailer's own or third party fulfillment operations,

          o interfaces to and reconciliation with third party shipping arrangements, and

          o interfaces to the retailer's own or third party customer support services.

The Company believes that few new online merchants are in a position to establish all of these capabilities efficiently, and that its providing merchants with one integrated source for all of these functions will be more attractive to the Company's intended market. The Company also believes that these services and integrated technologies enable retailers to generate online sales without the risks and long delays frequently associated with either starting up a business or commencing sales operations via the Internet.

     In June 2000, the Company completed the test phase for its products and services. Its systems are fully operational and it currently has seven merchant-clients with operational online stores. In July 2000 the Company changed the focus of its marketing efforts to medium- and large-sized retailers in select retail segments. The Company is now actively engaged in growing its retailer base and building revenues from operations. There can be no assurance, however, that it will be able to achieve these goals. As a result of the Company's change in focus, the Company no longer intends to open and operate walk-in business centers as had been previously planned.

     The Company operates its business entirely through 9066-4871 Quebec Inc. ("9066"), which was organized in July 1998. All descriptions of a commercial nature contained herein relate to the business as conducted by 9066. Two of the Company's subsidiaries, 3560309 Canada Inc., a corporation existing under the laws of Canada ("Canco"), and Planet 411 (Nova Scotia) Company, a Nova Scotia unlimited liability company ("Novaco"), were created in connection with the reverse takeover through which the shareholders of 9066 acquired a controlling interest in the Company. These entities do not conduct any material business, but exist to hold the equity interests in the Company's subsidiaries and to participate in the Voting and Combination Agreements described herein. See Item 13, "Certain Relationships and Related Transactions" for a description of these agreements.

     References to the "Company" shall be deemed to mean (a) Planet411.com Corporation, a Nevada corporation, and its predecessors in interest for all periods prior to October 6, 1999, and (b) Planet411.com Inc., a Delaware corporation, after such date. A description of the Company's predecessors is contained at the end of this section.

Products and Services

     Products and Services

     The Company's core focus is to be an e-business service provider to medium and large-sized retailers. The Company offers a package of services to medium and large-sized retailers that the Company believes reduces these retailers' financial and technological risks associated with engaging in e-commerce and in establishing and growing their online sales. The first phase of that process is to set up the retailer's on-line store. The Company believes that it reduces these risks by bundling the following products and services:

          o    advisory services in online business strategy,

          o marketing and performance analysis with store and catalogue hosting,

          o    providing Visa and MasterCard online retailer numbers ,

          o    third party and proprietary e-commerce application software,

          o    real-time payment processing,

          o    interfaces to fulfillment and retailer service operations, and

          o    shipping arrangements.

     -Advisory Services/ Marketing and Performance Analysis

     The Company has divided its retail advisory services offering into three components: strategy, marketing and performance analysis:

     1    Strategy: The "strategy" component consists of the following:

          o assisting with the set-up and implementation of the retailer's on-line business model,

          o determining how much volume the retailer's business is equipped to handle,

          o identifying opportunities and suggesting new online markets for retailers to pursue, and

          o    advising retailers regarding their relationships with consumers.

     2    Marketing: The "marketing" component consists of the following:

          o working with retailers to define a marketing strategy and to identify the best advertising and promotion channels for the retailer's online store,

          o    coordinating traditional and on-line marketing techniques,

          o identifying the best communication channels and determining placement and position of the retailer's products and website on the internet, including recommendations regarding cost-efficient alternatives, whether online or offline, to bring about an increase in online sales, and

          o    determining how much to spend on each promotional element.

     3 Performance Analysis: The Company's "performance analysis" consists of the Company's assisting a retailer to extract pertinent data about sales generally, and in particular about the behavior of online visitors and buyers. This data is used with predictive mathematical models similar to econometric models but applied to e-commerce outcomes for each online retailer. These models allow the Company to accomplish the following:

          o to apply greater scientific rigor to its analysis of consumer behavior and sales results,

          o to perform trend analysis and to rate each store's performance, and

          o to re-orient online store design and content as well as the allocation of the retailer's promotional resources.

          The Company's goal is ultimately to enhance each retailer's online traffic and the rate of online sales conversion.

     -Providing Visa and MasterCard Merchant Numbers

     The Company has negotiated master merchant agreements with TD Financial Group, an affiliate of The Toronto-Dominion Bank, and a National Bank of Canada, who will provide, respectively, Visa and MasterCard merchant numbers to the Company for its Canadian retailers. (The Company is also finalizing a comparable agreement for use with U.S. retailers and/or dollar-denominated transactions.) In its role as a master merchant, the Company can usually provide these merchant numbers within 48 to 72 hours, instead of a more typical six week period, which is a service the Company emphasizes to its retailers. The Company also believes its retailers have added liquidity and less risk, because instead of requiring an up-front security deposit, the Company retains 25% of sales up to a security deposit's expected ceiling. The Company has also negotiated what it believes to be a favorable online discount rate, and retailers will not have to contend with any account-opening fees, transaction fees, monthly fees or annual fees.

     -Software Provided

     The Company provides its retailers with the use of Transact software from Open Market, Inc. The Company has also developed all of the interfaces and proprietary applications necessary to establish and reconcile links among the storefront, the TD Financial Group, the National Bank of Canada, delivery systems at UPS, and the Company's own accounting software.

     -Real time Payment Processing

     Under the above-referenced agreements with the TD Financial Group and the National Bank of Canada, the Company offers real-time processing of Visa and MasterCard credit card transactions. These transactions involve no third-party involvement. Additionally, the process by which the transactions are processed includes credit card fraud detection.

     -Interfaces to Fulfillment and Retailer Service Operations

     The Company's solution permits and facilitates a retailer's outsourcing to third parties of both the fulfillment and the retailer's customer service operations. The Company believes the flexibility of its solution, which permits the a retailer to perform these functions or provides an infrastructure that will connect with the legacy information systems of third party service providers, will expedite the market's acceptance of the solution. However, there is no assurance of market acceptance.

     -Shipping Arrangements

     The Company's solution is currently integrated with the UPS delivery system, which permits the Company to confirm when delivery to the consumer has been confirmed before the retailer is paid. Additionally, the Company's solution interfaces with other competitive delivery services that may be preferred by individual retailers. The Company expects to offer these other delivery alternatives to its retailers as part of the integrated solution in the future.

     Revenues

     The Company's core revenues will be a fixed percentage of each online sale by its retailers. Other revenues will be a minimal one time sign up fee (in Canada about $1,325), interest earned on funds held on deposit, together with fees for optional consulting services and ongoing performance analysis. The Company charges retailers a fee which is expected to average five percent of each online sale.

     The Company's revenues are directly related to those of the retailers that use the Company's solution. In light of the relatively low start-up costs associated with the solution, the Company expects that it will generate its revenues in part by requiring each retailer to commit to a minimum annual promotion budget. This budget may vary by retail segment and country.

     The Company earned revenues for the first time in the fourth quarter of fiscal 2000. The Company does not depend on any one customer or supplier of materials. No market segments, whether geographic or financial, have developed during the Company's first two years of business.


Market

     The Company's growth and success depend on the continued rapid expansion of e-commerce, particularly the Internet business-to-consumer (B2C) market. It has been estimated that in 1999, online retail activity represented less than one percent of overall consumer spending in North America, but that by 2004, online retailing will grow to about five to seven percent of this spending. Similarly, the Canadian online B2C market was estimated to be about $450 million in June 1998 and is expected to increase to $8.5 billion in 2003. A recently published Boston Consulting Group study indicates that in 1999, the growth rate of online retailing (the B2C market) was 120%.

     The Company believes that the primary market for the Company's products and services, and the customers to which the aforementioned products and services offer the greatest benefit, are large and medium-sized retailers that are already established as "brick and mortar" physical locations that can handle a sharp increase in sales volume. The Company will continue to focus its initial sales efforts in Montreal, and then plans to direct its efforts to the other major cities in Canada, namely Toronto, Vancouver, Calgary and Ottawa. The Company intends to undertake this expansion in fiscal year 2001, but such growth depends on the Company's ability to raise additional capital. The Company's also plans to export its concept to Europe and the United States in fiscal year 2001 by relying on strategic alliances to drive the recruitment of local e-retailers. There is no assurance, however, that any such expansion will take place, in light of the Company's need for immediate capital.

     Within Canada, the Company will be focusing on the ten retail industry segments listed below, which the Company selected based on independent market research that points to these segments as having the greatest potential to generate online sales at this time. These segments are:

          o    Computers and Electronics,

          o    Travel and Culture,

          o    Leisure, Amusements and Gifts,

          o    Clothing, Shoes and Accessories,

          o    Cosmetics and Health items,

          o    Home and Office Equipment,

          o    General Merchandise,

          o    Food and Beverages,

          o    Vehicles and Accessories, and

          o    Professional and financial services.

     The Company will market its products and services to these segments as described in the next section.

Sales and Marketing

     Marketing Segments and Sales Strategy

     Since the Company initially began marketing its solution, it has determined that small-scale merchants will only be successful when they make an independent effort to position themselves on the Internet through both a substantial advertising budget and a highly specific market niche. The Company has concluded that the companies with the most potential for profitable Internet-generated business are medium- and large-scale retailers, and the Company decided in July 2000 to direct its marketing efforts toward these companies within the industries noted above. The Company will tailor its marketing and sales development efforts to what it perceives to be the needs of the particular e-retailer, which is largely based upon which of the target segments below is believed to be most applicable to the e-retailer. The Company will adapt its selling efforts and has the capability to work with prospective clients in a one-on-one meeting, a group meeting or via networking.

     The Company has identified four key target segments within the ten industries above:

          o    retailers experienced in catalog sales,

          o established retailers with very significant offline sales revenues,

          o existing networks of retailers who share common characteristics, and

          o    retailers exploiting profitable niche markets.

     The Company expects that retailers with experience in catalog sales or mail order business already have an infrastructure that allows them to adapt their existing operations more easily to online sales. These retailers use databases containing information that has been generated through long-distance sales. The

Company believes that these retailers are more likely to be interested in the Company's technical solution, which facilitates online sales by integrating a variety of back-office components and functions.

     For each of the ten market segments, the Company has established an internal sales volume threshold. Retailers with offline sales revenues in excess of this threshold are typically large, well-known companies with a brand image that has been developed and sustained over many years. Because brand image is extremely important to Internet sales and these large retailers are determined to protect their image, the Company believes it is important for them to transfer their commercial "personality" to the online store rather than lose it or have the image diluted within a portal. These retailers have very specific needs in the way the store is displayed and portrayed, and skilled marketing is and will remain a priority for them. Thus, for these retailers the Company's solution is a tailored support system that simplifies online selling when used in conjunction with a retailer's concerted marketing effort in the early stages of on-line selling.

     The Company believes that merchant networks also can benefit from the Company's solutions. This is true of commercial centers and encompasses product groups, such as franchise/banner chains, and service providers such as marketing agencies, banks and fulfillment houses. These networks are composed primarily of small-scale merchants with common needs, to which the Company's solution responds by permitting them to become known on the Internet through the collective power of their retailing groups. The Company will attempt to access these networks through joint marketing and joint promotional efforts by entering into strategic alliances with companies that can provide such access to the Company, including chambers of commerce and other business groups. These organizations should be familiar to and instill confidence in the retailer. As a result, the Company's strengths and expertise are particularly useful to these groups. The Company's profitability depends in part on its ability to acquire access to more e-retailers within these networks.

     The fourth target segment is the area of niche sales. This segment is attractive to the Company because it promotes distinctiveness on the Internet by aiming its product at a highly specific type of consumer. The Company's efforts to develop this target segment will be in partnership with start-up organizations in e-commerce. This segment is the only segment not aimed at medium- and large-sized retailers.

     For the European and American markets, the Company intends to sign licensing agreements strategic allies who already have a network of retailers. These allies will provide the potential for e-commerce by supplying solutions or retail services to the various parties, and will also attempt to improve their actual value propositions by adding the Company's complete and integrated e-commerce solution. These strategic alliances are ready for the Company's solution because they will not have to invest in creating or installing an infrastructure for operations or services in order to conduct e-business. The advantage to the Company of these strategic allies is that their networks of retailers are already in place.

     Direct Selling

     The Company has also launched a direct selling strategy intended to secure a strong position in the Canadian marketplace. The marketing campaign will also focus on established, medium- and large-sized retailers as described above. These retailers will be selected by management based upon management's perception that the Company's business model will not require significant adaptation for implementation with these retailers, who will generally be sellers of diverse lines of easily shipped consumer goods. The Company believes that this change in methodology is appropriate because of, among other things, the technological sophistication and internal marketing and Internet expertise of these retailers when compared with that of smaller retailers.


Competition

     The Company believes that the primary competitive factors for companies seeking to provide retailers with products and services comparable to the Company's are the following:

          o the ability of the retailer to leverage their own offline brand on the provider's solution,

          o the ability of the retailer to generate online sales quickly and adapt online marketing strategies to the rapidly evolving technological possibilities offered on the Internet,

          o the ability of the provider to demonstrate how the total costs of online sales relates to the costs of traditional offline sales,

          o the integration and completeness of the products and services provided - whether all products and services can be obtained from or through one provider, including credit card access, delivery services for the products sold, and the ease-of-use of software used to set up store and payment-processing software,

          o the ability of the provider to customize the products and services sought, and

          o    retailer support, particularly technical support.

     The Company classifies its competition as follows:

          o    local suppliers of Internet services,

          o    consulting firms and manufacturers of computer equipment,

          o    suppliers of integrated e-business solutions,

          o    other competition, such as traditional media, and

          o in some cases, the retailer's internal information technology staff.

     Local Suppliers of Internet Services

     Local suppliers of Internet services specialize in the development of Web sites. A few of them offer e-commerce tools such as "shopping cart" software, hosting and transaction processing. However, the Company believes that none of these companies offers either an e-business solution that is as complete, integrated or scaleable as the Company's or the advisory service in terms of e-commerce strategy and marketing offered by the Company. Canadian companies falling into this category include, Valadeo, Trellix, Performance Net, Business Dynamics, Digital Commerce SWL, Strategic Profit, IBG Internet Broker Group, Hyper Connect, Shadez and IrDesign.

     The Company believes that the main advantage of these companies is that they are close to their clientele, but that the Company's products and services offer the following advantages (in addition to those noted in the preceding paragraph):

          o the Company offers assistance in terms of e-commerce strategy and marketing,

          o the Company's e-business solution integrates all components that the Company believes are needed to open, manage and optimize an online sales channel,

          o the Company's solution allows the retailer to begin selling online almost immediately with no significant upfront cost,

          o the Company offers a proprietary payment service which should reduce consumer concerns regarding making an online purchase,

          o the Company offers advisory services based on, in part, analysis of click stream and other data collected from each merchant's online store applied to mathematical models for predicting e-commerce outcomes generally and rates of online sales growth more specifically.

     Consulting Firms and Manufacturers of Computer Equipment

     These companies offer their retailers a customized e-business solution. These kinds of solutions typically require considerable financing and elapsed time prior to the retailer's engaging in e-commerce. The retailer also bears the full risk of selecting the appropriate technologies that will successfully adapt to the changing Internet and e-commerce environment. These competitors primarily focus on large and medium sized retailers, as does the Company. Competitors fitting into this group are DMR-Metalink, BCE Emergis and Bellamy Jordan.

     The main advantage of these companies is their ability to develop e-business solutions that address the specific needs of their clients and that can be integrated in their current business processes. However, relative to the integrated solution being offered by the Company, management believes that these types of e-business solutions involve relatively high development costs and significant operational costs, while lacking the overall e-business advisory relationship fostered by the Company. Furthermore, the Company believes these competitors target several vertical markets, not just retailers, in order to leverage their core competencies in software, hardware development and/or consulting.

     Suppliers of Integrated E-Business Solutions

     These competitors of the Company offer retailers who want to start an online business integrated e-business solutions that comprise many of the fundamental components required to do e-commerce. Their business model usually involves a monthly fee and transaction costs or a free base service and certain fees for additional services. In the United States, companies like Yahoo Stores, i-mall, Lycos, Big Step, Econgo and FreeMerchant are involved in such activities, and have the greatest name recognition among the Company's competitors. In Canada, Canada Shop, Clic Shop and nGage are illustrative of this kind of competitor.

     With respect to these larger and more established competitors offering exposure on a portal, with reasonable pricing in addition to a search engine, the Company believes (based on independent market research conducted at the Company's request) that medium- and large-sized retailers will not be attracted by the prospect of diluting their offline brand in a portal. Furthermore, the Company believes that the focus of such companies has been on e-commerce for multiple vertical markets and not specifically for retailers. In Canada, the Company believes that its competitive advantages against these companies are its provision of a retailer-specific solution including retailer service, shipping arrangements and assistance in terms of e-commerce strategy and marketing without diluting the retailer's brand image by including it in a portal with other vendors.

     Retailer's Internal Information Technology Services

     Medium- and large-sized retailers typically have internal staff dedicated to developing and operating their business applications based on use of information technologies. Many already have an existing website. Rather than contract with the Company or one of its competitors, these retailers could undertake to develop their online sales channels using these internal resources. The main advantage of this approach is the control it provides the retailer on the rate of expenditure for the upfront development costs. Otherwise this approach is similar, both in benefits and disadvantages, to using one of the Company's competitors who develop custom e-commerce solutions, i.e. time to first online sale, risks in selecting and integrating all e-commerce components and no advisory services relating to online business and marketing strategy. Because the Company has already integrated its solution and may have greater negotiating leverage with third party vendors (by virtue of the incremental volume by when its retailers are aggregated), the Company believes its solution will be more cost-effective than a retailer's "in-house" development and assembly of an e-commerce solution.

     Other Competition

     The Company also competes to a limited extent with traditional forms of media, such as newspapers, magazines, radio and television, insofar as advertising through these media can be viewed as an alternative to a retailer operating a website. The traditional media companies are likely to have greater capacity than the Company to invest in or to otherwise acquire the Company's competition. The Company believes that the principal competitive factors in attracting retailers to use the Company's products and services instead of traditional media are the following:

          o    the ease-of-use of the Company's products and services,

          o the extent to which the Company can assist the retailer in developing and evolving its online business strategy and marketing strategy,

          o the ability of the consumer to execute online purchases directly through the system, and

          o the cost-efficiency of the Company's products and services in reaching and attracting potential consumers, as compared to traditional media providers.

     The Company's existing competition in the Internet sector, by virtue of their already being operational and revenue-generating, all have greater name recognition, established retailer bases and greater financial, technical and marketing resources than the Company. Traditional media companies have significantly greater resources. Such competitors are able to undertake more extensive marketing campaigns for their products and services, and may be able to adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, agents and third parties. There can be no assurance that the package of products and services provided by the Company will be found to be more useful or cost-efficient than those provided by other companies. Nor can there can be any assurance that the Company's competitors and potential competitors will not develop products and services that are equal or superior to the Company's. There is also no assurance that the third party providers with which the Company has established strategic arrangements will not terminate or fail to renew these arrangements upon the respective termination dates thereof, whether due to perceived benefits from other sources or other currently unknown reasons.


Intellectual Property

     The Company has filed a patent application with the Canadian Patent Office for a statutory monopoly on the technological processes that comprise its payment system. The Company intends to file an application for patent protection in the United States, and has conducted patent searches in connection therewith. However, there can be no assurance that the U.S. patent application will be filed or that either a Canadian or U.S. patent will issue.

     The Company intends to seek patent protection for other technologies that it has developed, including the formulae for the mathematical predictive model developed on its behalf under contract by the Center for Interuniversity Research and Analysis on Organization. This formula provides the means by which the Company predicts, on an ongoing basis, the business performance of each of its merchant-clients' e-stores by analysis of a wide range of industry and consumer behavior data. The Company has not yet initiated the requisite patent searches, and there can be no assurance that a patent for a competitive algorithm has not already been issued, or that a patent will be granted in any jurisdiction.

     The Company is not currently exploring the viability of franchising or licensing out its intellectual property interests, and is neither a franchisee or licensee under any material agreements, other than its arrangements with Open Market, Inc., pursuant to which the Company is granted rights in the software that it makes accessible to retailers to enable them to conduct business over the Internet.

Research and Development

     The Company is a development stage company. The following are estimates of the Company's operating and administrative expenses that are attributable for tax purposes to the research and development of the concept described in this annual report:

                       Period                                            Amount
                       ------                                            ------

     Eleven Months ended June 30, 1999                                  $61,683
     Year ended June 30, 2000                                          $255,140
     From July 31, 1998 (inception date ) through June 30, 2000        $316,823

     Additionally, the Company has spent an estimated aggregate amount of $1,982,000 in salaries, subcontracts, hosting fees and maintenance, and the acquisition of licenses in development of the Company's integrated solution, including development of its payment system applications and the integration of the components comprising the Company's solution. (It is not yet clear whether these additional amounts would be classified as research and development for tax purposes.)

     The Company is not aware whether and to what extent its predecessors spent funds on research and development during the years prior to July 1998. However, as none of the Company's predecessors operated a business resembling that described herein, any amounts spent by such predecessors were not used to fund research and development for the operations of the Company as currently operated.


Employees

     The Company currently has 35 employees. These employees are divided into production and development, merchant services, marketing and technology. Although the Company's production and development team is able to meet the Company's current requirements, implementation of the Company's growth plan requires the Company to hire new personnel in this area to meet anticipated demand. The increase in the production and development staff will be triggered by growth in the merchant services generated by the Company, and by the Company's ability to adapt its product to customer requirements. The Company intends to hire additional human resource personnel to meet recruitment and training requirements. The Company forecasts significant staffing increases in its skilled technology, merchant services, marketing, management and recruiting divisions in fiscal year 2001.

     The Company's relationship with its employees is good. None of the Company's employees is a member of a labor union.


The Company (Corporate History)

     Planet411.com Corporation, the Company's predecessor, was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware.

     The Company's headquarters are presently located at 440 Rene Levesque West, Suite 401, Montreal, Quebec Canada.


              [The remainder of this page intentionally left blank]

ITEM 2.  PROPERTIES

     The Company does not own any real property. In December 1999, it increased its total leased office space by approximately 8,000 square feet, to an aggregate of 17,100 square feet, all of which is located at the the Company's headquarters in Montreal. The Company's existing real property leases all expire on May 31, 2003. Aggregate payments under the Company's real property leases are expected to be $427,129 through the expiration date, with minimum lease payments for the next three years (the duration of the leases) of $146,444 in fiscal years 2001 and 2002, and $134,241 in fiscal year 2003. The Company has the right to renew the leases for all of its office space through May 2006 on the same terms. The Company believes that its present facilities as so increased are adequate to meet its current and foreseeable business requirements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any litigation and does not have any pending claims against it. The Company's management is not aware of any threatened claims or the basis therefor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of its security holders in the fourth quarter of fiscal year 2000.

              [The remainder of this page intentionally left blank]

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Market for Common Equity

     The Company's Common Stock is quoted on the NASD OTC Bulletin Board under the symbol "PFOO." The following table sets forth the high and low closing prices for the Common Stock for the periods indicated.


                                           High                     Low
                                           ----                     ---
2000
----
Second Quarter                            $4.05                    $1.37
First Quarter                              5.00                     1.50

1999
----
Fourth Quarter                             2.5625                   1.3750
Third Quarter                              3.50                     1.7812
Second Quarter                             4.0625                   3.25
First Quarter                              5.00                     3.4531

1998
----
Fourth Quarter                             4.375                    3.75

     On October 7, 1999, pursuant to NASD Rule 6530, the Common Stock became ineligible for quotation on the OTC Bulletin Board because the Company was not a reporting company under the Exchange Act. The Company filed a registration statement under the Exchange Act and on February 25th, the registration statement went effective. The Common Stock became re-eligible for quotation on the Over the Counter Bulletin Board on March 20, 2000. The prices in the table above includes prices from when the Common Stock was not eligible for quotation.

     On September 25, 2000, there were 49 holders of record of the Company's 26,037,876 issued and outstanding shares of Common Stock. On September 25, 2000, the last published sale price for the Company's Common Stock was $0.75 per share.

     The Company has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of its earnings, capital requirements, financial condition and other factors deemed relevant. The Voting Agreement described in
Item 13 of this report also imposes restrictions on the Company's ability to pay dividends and to make distributions to the holders of Common Stock. Additionally, the number of Exchangeable Shares outstanding was reduced pursuant to a 1:3 reverse stock split in September 2000, which reduced the voting rights appurtenant to the share of Special Voting Stock and increased the voting power of the holders of the Company's Common Stock. A more expansive discussion of the respective rights attaching to the classes of the Company's shares is contained in the description of related party transactions in Item 13 of this report.

     The transfer agent and registrar of the Company's Common Stock is The Nevada Agency and Trust Company.

     Recent Sales of Unregistered Securities

     On September 17, 1999, the Company issued 107,800 Units in consideration of an aggregate of $539,000. Such consideration had previously been received by the Company prior to July 1999 as an advance in respect of such private placement. Each of such Units consisted of (a) one share of Common

Stock, and (b) one warrant to purchase another share of Common Stock at a strike price of $5.00. The warrants expired unexercised on August 30, 2000. The Company relied on the exemption from registration provided in Regulation S with respect to this security issuance.

     On October 15, 1999, the Company issued 233,340 Units at a price of $1.50 per Unit to the same investor as in the preceding paragraph. Each Unit consisted of (a) one share of Common Stock and (b) one warrant to purchase another share of common stock at a strike price of $1.50 on or before October 15, 2000. The aggregate consideration of $350,010 had previously been advanced to the Company in respect of such private placement. A second subscription for 333,340 of such Units (at the same price of $1.50 per Unit) was received from the same investor and accepted by the Company on November 30, 1999. The $500,010 consideration for such Units had previously been advanced to the Company by this investor. The Company relied on the exemption from registration provided in Regulation S with respect to each of these security issuances.

     On December 30, 1999, the Company issued 111,940 Units at a price of $1.34 per Unit. Each of such Units consisted of (a) one share of Common Stock and (b) one warrant to purchase another share of common stock at a strike price of $1.34 on or before December 30, 2001. The aggregate consideration of $150,000 had previously been advanced to the Company by the same investor as above. The Company relied on the exemption from registration provided in Regulation S with respect to this security issuance.

     On March 20, 2000, the Company issued 680,106 Units at a price of $1.67 per Unit. Each of such Units consisted of (a) one share of Common Stock and (b) one warrant to purchase another share of common stock at a strike price of $1.67 on or before March 20, 2001. The aggregate consideration of $1,135,778 had previously been advanced to the Company by the same investor. The Company relied on the exemption from registration provided in Regulation S with respect to this security issuance.

     On June 22, 2000, the Company issued 1,087,035 Units at $1.20 per Unit. Each Unit consists of one share of common stock and one share purchase warrant entitling the holder to purchase one additional share of common stock of the Company for $1.20 on or before June 22, 2001. The aggregate consideration of $1,304,442 had previously been advanced to the Company by a new investor. The Company relied on the exemption from registration provided in Regulation S with respect to this security issuance. Although the transfer agent issued the share certificates in first quarter of fiscal 2001, the shares issued are included in all calculations of beneficial share ownership as of June 30, 2000.

     With respect to each issuance of securities above, the Company relied on representations of the purchaser of securities that it was not a U.S. person and the offer was not being accepted or negotiated, and the shares not being delivered to the purchaser, within the United States, so as to ensure that the transaction was an "offshore transaction." Furthermore, the Company made no directed selling efforts in the United States.

     On June 1, 2000, in lieu of paying $61,549 in accrued salary, the Company issued to the executive officers of the Company an aggregate of 523,889 options to purchase shares of Common Stock at a strike price of $1.81. These options expire on March 2, 2005. The Company relied on the exemption from registration provided in Regulation S, as all of the Company's executive officers are Canadian citizens who were located in Canada and did not undertake any activities in the United States in connection with the issuance of the options. The Company did not engage in any directed selling efforts in the United States in connection with this share issuance.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of June 30, 2000 and June 30, 1999 and for the year ended June 30, 2000, and for the period July 31, 1998 (inception) through June 30, 1999, are derived from and qualified by the audited consolidated financial statements of the Company that are included elsewhere in this registration statement. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited financial statements, related notes and the other financial information included elsewhere in this registration statement.

                                                              For the period
                                                              July 31, 1998
                                                           (inception) through           For the year ended
                                                               June 30,1999                June 30, 2000
                                                           -------------------           ------------------
Statement of Consolidated Operations Data
Revenues                                                        $       0                  $     6,660

Expenses:
     Salaries                                                     246,733                    1,020,561
     Fringe benefits                                               29,130                      155,477
     Subcontracts                                                  10,805                      711,546
     Rent                                                          52,472                      113,527
     Webhosting and maintenance of
       licenses                                                    58,856                      540,776
     Amortization of Capital assets                               112,925                      401,908
     Advertising and Marketing research                            47,950                      453,480
     Promotion                                                     26,702                       37,981
     Professional fees                                            213,362                      836,969
     Travel                                                        29,993                       41,810
     Service contracts                                             65,679                       27,823
     Interest Expense                                               3,051                        1,563
     Other Expenses                                                86,888                      144,705
                                                                ---------                  -----------
Total expenses                                                    984,546                    4,488,126
                                                                =========                  ===========
Net loss for the period                                         $(984,546)                 $(4,481,466)
                                                                =========                  ===========
Basic loss per share(1)                                             $0.09                        $0.14

Consolidated Balance Sheet Data                               June 30, 1999                June 30, 2000
                                                              -------------                -------------
Current Assets                                                   $144,833                     $338,958
Capital Assets                                                    968,591                      941,075
Total Assets                                                    1,127,119                    1,280,033
Current Liabilities                                               348,371                    1,520,720
Long-Term Liabilities                                             292,245                      298,994
Total Liabilities                                                 640,616                    1,819,714
Shareholders' Equity (Deficiency)                                 486,503                     (539,681)

(1) Due to a September 2000 1:3 reverse stock split with respect to the issued and outstanding Exchangeable Shares of Canco, the weighted average number of outstanding shares of Common Stock for accounting purposes decreased from 27,942,964 to 11,212,966 for the period ended June 30, 1999, to and decreased from 49,370,084 to 32,640,086 for the year ended June 30, 2000. This increased the basic loss per share from $0.04 to $0.09 for the first period, and from $0.09 to $0.14 for the second.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about the Company's plans, strategies, and prospects. Although management believes that the Company's plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, management can give no assurance that such plans, intentions or expectations will be achieved. These cautionary statements, however, are not intended to be exhaustive, and should be read in conjunction with other cautionary statements made herein and in the Company's other publicly filed reports. Important factors that could cause actual results to differ materially from the forward-looking statements the Company makes in this report are set forth in the description of the Company's business in Item 1, in the "Risk Factors" section below, and elsewhere in this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary.

     The Company's only material financial transactions have been capital raising, including the sales of unregistered securities described in Item 5, paying costs of forming and organizing the Company, completing the development of its integrated e-commerce solution, launching the operations and establishing relationships and/or entering into contracts with marketing and public relations firms, financial institutions and the various other service providers described herein. The Company is a corporation with a limited operating history. It (through its current subsidiary 9066) commenced its present operations on July 31, 1998. Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by companies in their early stages of development, particularly for companies in the rapidly evolving Internet sector. Among the risks faced by the Company are the absence of an established retailer base, lack of a significant presence in the marketplace, untested operating capacity, and the immediate and long-term needs for additional capital, which are described in greater detail below. There is no assurance that the Company will be successful in addressing these risks and, if it fails to do so, its financial condition and results of operations would be materially adversely affected.

Results of Operations.

Periods ended June 30, 2000 and 1999

Operating and administrative expenses incurred for the year ended June 30, 2000 and for period July 31, 1998 (inception) through June 30, 1999, were $4,488,126 and $984,546, respectively, and represent the cost of forming the Company, building its infrastructure, hiring and paying employees and subcontractors, advertising and marketing and expenses connected with arranging financing. The increases in the June 2000 figures over the June 1999 figures reflect the following:

     o the Company had more employees, and those employees were earning higher salaries (1999- $246,733; 2000 - $1,020,561);

     o the Company has used consultants and subcontractors to manage the development and the implementation of its integrated e-commerce solution. Some of the consultants later became permanent employees and formed the new management team of the Company;

     o increased professional fees were incurred, primarily in connection with the Company's review of interim financial statements, the ongoing development of the Company's business plan, the preparation of securities documents, fees related to the validation of the Company's business model, and commissions in connection with the Company's efforts to obtain financing (1999 - $213,362; 2000 - $836,969);

     o increased web hosting and maintenance of licenses, since these amounts include a full year of hosting fees and maintenance costs associated with the renewal of the licenses after the termination of the warranty period (1999 - $58,856; 2000 - $540,776);

     o increased advertising and marketing research costs were incurred, as the Company used a significant portion of its resources to revise its business plan and market its intended services, which had not been fully developed during the period ended June 1999 (1999 - $47,950; 2000 - $453,480). The Company also incurred some market studies and public relations costs; and

     o increased miscellaneous other costs, commensurate with the Company's increased planning, research and development, marketing and other activities.

     The Company believes that it has predominantly resolved remaining issues with respect to its business plan. The Company does anticipate continued significant professional fees in connection with the additional financings that will be required to sustain the Company as a going concern. The Company believes that these fees will be offset to some extent as the anticipated revenue stream generates cash flow, although the anticipated staffing increases will also generate a need for additional cash on hand.

     As of June 30, 2000, the Company had an accumulated deficit of $5,466,012, compared with $984,546 as of June 30, 1999.

Liquidity and Capital Resources.

     On September 17, 1999, the Company issued 107,800 Units in consideration of an aggregate of $539,000. Such consideration had previously been received by the Company as an advance in respect of such private placement. Each of such Units consisted of (a) one share of common stock, par value $0.001 ("Common Stock"), and (b) one warrant to purchase another share of Common Stock at a strike price of $5.00.

     On October 15, 1999, the Company issued 233,340 Units at a price of $1.50 per Unit. Each of such Units consisted of (a) one share of Common Stock and (b) one warrant to purchase another share of common stock at a strike price of $1.50. The aggregate consideration of $350,010 had previously been advanced to the Company in respect of such private placement. A second subscription for 333,340 of such Units (at the same price of $1.50 per Unit) was received from the same investor and accepted by the Company on November 30, 1999. The $500,010 consideration for such Units had previously been advanced to the Company by the same investor.

     On December 30, 1999, the Company issued 111,940 Units at a price of $1.34 per Unit. Each of such Units consisted of (a) one share of Common Stock and (b) one warrant to purchase another share of common stock at a strike price of $1.34 on or before December 30, 2001, the one year anniversary of the closing of the issuance of such Units. The aggregate consideration of $150,000 had previously been advanced to the Company as part of the same on-going private placement.

     On March 20, 2000, the Company issued 680,106 Units at a price of $1.67 per Unit. Each of such Units consisted of (a) one share of Common Stock and (b) one warrant to purchase another share of common stock at a strike price of $1.67 on or before March 20, 2001, the one year anniversary of the closing of the issuance of such Units. The aggregate consideration of $1,135,778 had previously been advanced to the Company by the same investor.

     On June 22, 2000, the Company issued 1,087,035 Units at $1.20 per Unit. Each Unit consists of one share of common stock and one share purchase warrant entitling the holder to purchase one additional share of common stock of the Company for $1.20 on or before June 22, 2001. The aggregate consideration of $1,304,442 had previously been advanced to the Company by a new investor. The transfer agent issued the share certificates in first quarter of fiscal 2001. As previously described, for all purposes of calculating beneficial ownership percentages, these shares are treated as issued and outstanding as of year end.

     The Company continues to require both short-term and long-term financing to remain viable. On June 30, 2000, the Company had $89,837 in cash. Subsequent to fiscal year end the Company received $545,000 in the form of a promissory note at 5% interest, maturing on January 1, 2001. There were no further private sales of securities prior to September 30, 2000. The Company anticipates that it will require additional financing aggregating about $4,000,000 to enable it to continue operations through May 2001. Additionally, the Company will require about $16,000,000 to fund its planned operations for the 18 months thereafter, including the deployment of the Company's products and services and the completion of the Company's required infrastructure in terms of additional equipment and personnel. The failure to obtain short-term financing over the next six months could require the Company to substantially reduce or cease operations. In addition, the failure to obtain long-term financing thereafter would have a material adverse effect on the financial position and results of operation of the Company, and would be likely to cause the Company to sharply reduce the products and services offered and ongoing development of its solution. The Company has no arrangements or commitments for such financing, and there is no assurance that the Company will be able to raise anymore working capital through equity financing, or that any such financing will be available at commercially reasonable rates. Furthermore, any such financing may be at terms that could dilute the Company's existing shareholders.

Subsequent Event

     In September 2000, the holder of Canco's Exchangeable Shares approved a 1:3 reverse stock split, which means that an aggregate of only 8,364,998, not 25,094,996 shares of Common Stock can be issued upon the exchange of all of Canco's Exchangeable Shares. This reverse split is intended to increase the Company's liquidity, because management believes that increasing the voting power of the holders of shares of Common Stock will increase prospective investors' interest in the Company. (The share of Special Voting Stock carries one vote per issued and outstanding Canco Exchangeable Share.)

Risk Factors

     An investment in the Company's securities is highly speculative and involves a high degree of risk. In reviewing this report, stockholders and other readers should be cognizant that the Company's plans and intentions, and what management forecasts and anticipates in the future, are all subject to the risks set forth below, which are only a few of the risks associated with an investment in the Company's securities and the Company's business generally.

     BECAUSE OF THE COMPANY'S LIMITED OPERATING HISTORY, IT MAY NOT BE SUCCESSFUL IN ADDRESSING RISKS ASSOCIATED WITH A NEW BUSINESS

     The Company has a very limited operating history having commenced its current operations in 1998. The Company has only just begun to make sales of its proposed products and services and is a development stage company. The Company's business and prospects must be considered in light of the risks encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as electronic commerce. Some of these risks relate to the Company's ability to:

          o maintain or develop relationships with software vendors, service providers and online retailers,

          o    execute its business and marketing strategy,

          o continue to develop and upgrade its technology and transaction-processing systems,

          o    provide superior customer service and order fulfillment,

          o    respond to competitive developments, and

          o    hire, retain and motivate qualified personnel.

     THE COMPANY MAY NOT BE PROFITABLE FOR THE FORESEEABLE FUTURE

     Through June 30, 2000, the Company has had revenues of $6,660. The Company has incurred significant losses since commencement of its current operations in July 1998, and its losses are continuing. The Company intends to continue to expend significant financial and management resources on the development of its proposed products and services, and other aspects of its business. As a result, the Company expects operating losses and negative cash flows to continue for the foreseeable future. In addition, the Company anticipates that its operating losses will increase significantly from current levels.

     THE COMPANY'S INABILITY TO OBTAIN SUBSTANTIAL ADDITIONAL FUNDING FOR FUTURE CAPITAL NEEDS COULD HARM ITS BUSINESS

     The Company requires substantial working capital to fund its business. In light of the Company's growing losses, shareholders' deficiency ($539,681) and working capital deficiency ($1,181,762), the Company's auditors inserted a note into the Company's financial statements that there is substantial doubt about the Company's ability to continue as a going concern without additional financing. The Company's capital requirements will depend on several factors, including the rate of market acceptance of its proposed services, the ability to establish and expand a client base and the growth of sales and marketing. Currently, the Company needs cash immediately. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such new equity securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Additional financing may not be available when needed on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of future opportunities or respond to competitive pressures.

     THE COMPANY'S OPERATING RESULTS IN FUTURE PERIODS ARE EXPECTED TO BE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH WOULD LIKELY AFFECT THE TRADING PRICE OF ITS COMMON STOCK

     The Company's quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, many of which are outside of its control. Some of these factors include:

          o    its ability to attract and retain online retailers as clients,

          o the introduction of new Web sites, Web stores, services or products by others,

          o    price competition,

          o    the continued rapid development of the online retail market,

          o    its ability to remain competitive in its service offerings,

          o    the Company' ability to attract new personnel,

          o    its ability to increase sales from online retailers, and

          o    U.S. and foreign regulations relating to the Internet.

     The Company's market is new and its services may not be generally accepted by retailers. If the Company cannot establish and grow a customer base of online retail merchants, the Company will not be able to generate sales and revenues or create economies of scale to offset its fixed and operating costs. The Company's future growth depends on the willingness of enterprises to utilize e-business products and the Company's ability to market its services in a cost-effective manner to a sufficiently large number of customers. If this market fails to develop, or develops more slowly than expected, or if the Company's services do not achieve market acceptance, its business would be adversely affected.

     A SLOWDOWN IN THE GROWTH OF ELECTRONIC COMMERCE AND THE FAILURE OF THE INTERNET TO REMAIN A COMMERCIAL MARKETPLACE COULD HURT THE COMPANY'S BUSINESS

     The Company depends on the growing use and acceptance of the Internet as an effective medium of commerce by consumers. Under the Company's business plan, the Company's revenues will be based upon the gross revenues generated by its online retail merchants. Rapid growth in the use of and interest in the Internet and other online services is a recent development. No one can be certain that acceptance and use of the Internet and other online services will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce.

     THE COMPANY IS ENTIRELY DEPENDENT UPON SOFTWARE VENDORS AND THIRD PARTY SERVICE PROVIDERS

     The Company will be dependent on vendors to supply much of the software and services that will comprise the Company's services. The Company has no long-term or exclusive contracts or arrangements with any of these vendors or providers. The Company cannot be certain that is current and proposed vendors and service providers will continue to do business with the Company, or that it will be able to establish relationships with new vendors and service providers, if necessary. If the Company is unable to establish and maintain satisfactory relationships and arrangements with these third parties, or if the quality of the product and services they provided is not satisfactory, the Company's business could be harmed.

     THE COMPANY WILL BE FINANCIALLY RESPONSIBLE FOR OBLIGATIONS OF ITS CUSTOMERS AND ITS PROPOSED SECURITY MEASURES MAY NOT SUFFICIENTLY PROTECT AGAINST DEFAULTS

     In connection with the credit card services the Company expects to provide its online retail customers, the Company will be responsible for amounts charged back to e-merchants by the issuing banks for failures of credit card users to pay their bills. In addition , the Company will be responsible for amounts owed by its customer who utilize UPS shipping services under discounted rate arranged for by the Company. Lastly, the Company will have ultimate responsibility for hosting services provided to the Company's e-retailers by Open Market. Although the Company intends to take measure to ensure payment by its customers and to protect itself from liability, including rolling security arrangements with e-merchants, the Company cannot be certain these measures will be completely effective.

     THE COMPANY'S VULNERABILITY TO LACK OF CAPACITY, SYSTEM FAILURE AND SYSTEM DEVELOPMENT RISKS COULD HURT ITS BUSINESS

     The Company's commerce, marketing and other services will be provided to online retailers through network servers and systems operated by others. The satisfactory performance, reliability and availability of these networks will be critical to the Company's operations, its level of customer service, and its reputation and ability to attract and retain clients. These systems and operations are vulnerable to damage or interruption from fire, flood and other natural disasters, power loss, telecommunications failure, break-ins and similar events.

     Any systems interruption that impairs the Company's ability to provide its proposed products and services will reduce the attractiveness of service offerings to online retailers, which could have an adverse affect on its revenues.

     THE COMPANY IS SUBJECT TO ELECTRONIC COMMERCE SECURITY RISKS AND A SECURITY BREAK COULD HURT ITS BUSINESS

     A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary for secure transmission of confidential information, such as customer credit card numbers. A party who is able to circumvent the Company's security measures could misappropriate proprietary information or interrupt its operations. Any such compromise or elimination of the Company's security could hinder the Company's ability to conduct its business over the Internet.

     The Company may be required to expend significant capital and other resources to protect against such security breaches or to address problems caused by such breaches. Concerns over the security of the Internet and other online transactions and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose it to a risk of loss or litigation. The Company may incur significant costs to protect against the threat of security breaches or to alleviate problems caused by these breaches.

     THE COMPANY FACES INTENSE COMPETITION AND COULD MAKE PRICING, SERVICE OR MARKETING DECISIONS THAT COULD HARM ITS BUSINESS

     The electronic commerce market is new, rapidly evolving and extremely competitive. The Company expects competition to intensify in the future, particularly in the area of providing services to the online B2C market. The Company currently competes directly with other providers of electronic commerce solutions, local suppliers of Internet services, consulting firms and manufacturers of computer equipment, supplies of Internet e-business solutions, and indirectly with traditional media that provide alternatives to websites advertising.

     Most of the Company's current and potential competitors have longer operating histories, larger customer bases, greater name recognition and significantly greater financial, marketing and other resources than the Company. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors as the use of the Internet and other online services increases. In addition, new technologies and the expansion of existing technologies, are expected to result in additional competition.

     THE COMPANY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE WHICH COULD RENDER THE COMPANY'S TECHNOLOGY AND SYSTEMS OBSOLETE

     The Company's future success will depend on its ability to offer services that incorporate leading technology and address the increasingly sophisticated and varied needs of our current and prospective customers. The Company's market is characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs emerging competition and frequent new service introductions. Future advances in technology may not be beneficial to or compatible with, its business. In addition, the Company may not be able to incorporate advances on a cost-effective and timely basis. Moreover, potential technological advances may have the effect of encouraging customers to rely on in-house personnel and equipment to furnish the services to be offered by. In addition, keeping pace with the technological advances may require substantial expenditures and lead time.

     ANY LOSS OF THE COMPANY'S PERSONNEL OR INABILITY TO ADD NEW PERSONNEL COULD HARM THE COMPANY'S BUSINESS

     The Company's future success depends significantly on the continued services and performance of its senior management. The Company's performance also depends on its ability to retain and motivate its other executive officers and key employees. The loss of the services of any of the Company's executive officers or other key employees could cause significant disruption in the Company's business. The Company has no long-term employment agreements with senior management (although it may, in some cases, have long term obligations under its employment agreement with Serge Bujold) and does not currently maintain any "key person" life insurance. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, operations, merchandising, sales and marketing and customer service personnel. Competition for such personnel is intense, and the Company may not successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary personnel could impede its future success.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS AND RISKS TO DOING BUSINESS ON THE INTERNET AND COULD HARM THE COMPANY'S BUSINESS

     The Company is not currently subject to direct regulation by any governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to electronic commerce. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as: user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services.

     Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase its cost of doing business.

     The applicability to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to such laws intended to address these issues, including some recently proposed changes, could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for the Company's services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

     THE COMPANY'S STOCK OWNERSHIP IS CONCENTRATED IN CERTAIN EXISTING STOCKHOLDERS WHICH COULD MAKE CERTAIN TRANSACTIONS MORE DIFFICULT OR IMPOSSIBLE TO COMPLETE

     As of June 30, 2000, stockholders who purchased securities in a June 1998 private placement, many of whom appear to be members of four families, in the aggregate own 15,000,000 shares, or 57.6%, of the outstanding Common Stock (or 43.6% of the voting power, after giving effect to the Special Voting Stock). Additionally, the Company's executive officers and directors own approximately 6,745,926, or 19.6%, of the Company's Common Stock, assuming all Exchangeable Shares owned by such individuals were exchanged for Common Stock. (Regardless of whether the shares are exchanged, however, the share of Special Voting Stock entitles these individuals to one vote per Exchangeable Share on all matters on which the holders of Common Stock vote.) The executive officers and directors also own unvested options to purchase an additional 5,357,222 shares of Common Stock as of June 30, 2000, which, if vested and exercised, would increase their fully diluted share ownership in the Company described in the preceding sentence to 30.4%. The stockholders described in the first sentence, or in the absence of a concerted action by those stockholders, the executive officers and directors of the Company have the ability to control the Company and direct its affairs and business, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company, and make some transactions more difficult or impossible without the support of such stockholders, including proxy contests, mergers involving the Company, tender offers, open-market purchase programs or other purchases of common stock that could give the Company's stockholders the opportunity to realize a premium over the then-prevailing market price for shares of Common Stock.

     THE COMPANY'S STOCK PRICE HAS BEEN AND COULD BE HIGHLY VOLATILE

     The trading price of the Company's common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors including: variations in quarterly operating results; new products or services offered by the Company or its competitors; conditions or trends in the Internet and online commerce industries; changes in the economic performance and/or market valuations of other Internet, online service or retail companies; and other events or factors, many of which are beyond the Company's control. In addition, the stock market in general, and the market for Internet-related and technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustained. These broad market and industry factors may materially adversely affect the market price of the Company's common stock, regardless of the Company's actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against such companies. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

     THE COMPANY IS AT RISK FROM FOREIGN CURRENCY RATE FLUCTATIONS

     A significant portion of the Company's expenses is paid in U.S. dollars, while substantially all of its revenues are and, in the near term, will continue to be earned in Canadian dollars. If the U.S. dollar becomes stronger relative to the Canadian dollar, the effective cost of the Company's expenses will increase. The Company has never hedged exchange rate risk, does not currently plan to do so and may not be successful should it attempt to do so in the future.

     PROVISIONS OF THE COMPANY'S CHARTER DOCUMENTS, OTHER AGREEMENTS AND DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS

     Certain provisions of the Company's Certificate of Incorporation, Bylaws, other agreements described herein and Delaware law could make it more difficult for a third party to acquire the Company, even if a change in control would be beneficial to its stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk

     Financial instruments that potentially subject the Company to concentrations of risk consist primarily of capital leases, a term deposit and advances to directors and shareholders. The cash is held by a high-credit quality financial institution. The term deposit was purchased from a high-credit quality financial institution.

Interest Rate Risk

     The Company's exposure to interest rate risk is as follows:

     Cash                                                 Non-interest bearing
     Term deposits                                        Fixed interest rate
     Receivable  from directors and shareholders          Non-interest bearing
     Accounts payable and accrued liabilities             Non-interest bearing

Short-term Investments

     Short term investments consist of the following:

                                                                  June 30, 2000
                                                                  -------------
     Term deposits, from 4.25% to 4.80%, maturing in March           $ 30,901
     and April 2001

Long-term debt

     Current installments on long-term debt include the following:

As of June 30, 2000            Expected
                            Maturity Date
                                            Interest included
                                 2001          in payments            Total               Fair Value
                                         (U.S. Dollar Equivalent)
Liabilities
   Long Term
   Obligations under
   capital lease
   Fixed rate (U.S.$)           $8,737             $615               $8,122        Approximately equal to
                                                                                        carrying value
   Average interest rate         16%

   Fixed rate (Cdn.$)          $12,925             $910              $12,015        Approximately equal to
                                                                                        carrying value
   Average interest rate         16%

Fair Value

     Due to their short-term maturity, the carrying values of cash, the term deposits and the accounts receivable and payable and accrued liabilities are reasonable estimates of their fair values. Based upon the interest rate, the maturity and current discount rates, the estimated value of the Company's long-term debt is approximately equal to its carrying value.

     The Company does not hedge against currency exchange rate risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     [The audited financial statements for the Company appear on the following pages.]


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               Planet 411.com Inc.
                 (Formerly known as Planet 411.com Corporation)
                          (A Development Stage Company)

                        Consolidated Financial Statements
                             June 30, 2000 and 1999


Report of Independent Auditors                           F-2 and F-3
Financial Statements
     Consolidated Operations                                     F-4
     Consolidated Changes in Shareholders'
     Equity (Deficiency)                                         F-5
     Consolidated Cash Flows                                     F-6
     Consolidated Balance Sheets                                 F-7
     Notes to Consolidated Financial
     Statements                                          F-8 to F-18

Report of Independent Auditors


To the Board of Directors and Shareholders of Planet 411.com Inc.


We have audited the consolidated balance sheets of Planet 411.com Inc. (a Development Stage Company) as at June 30, 2000 and 1999 and the consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the year ended June 30, 2000 and the period July 31, 1998 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial position of the Company as at June 30, 2000 and 1999 and the results of its operations and its cash flows for the year ended June 30, 2000 and the period July 31, 1998 (inception) through June 30, 1999 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and as of June 30, 2000, the Company has a substantial shareholders' and working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Raymond Chabot Grant Thornton

Chartered Accountants

Montreal, Canada
August 23, 2000
(Except as to Note 12 b), which is as of September 20, 2000)

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Operations
For the year ended June 30, 2000 and the period July 31, 1998 (inception) through June 30, 1999
(In U.S. dollars)

================================================================================

                                                              For the period                        For the period
                                                                  1998-07-31                            1998-07-31
                                                                 (inception)                           (inception)
                                                                     through         Year ended            through
                                                                  1999-06-30         2000-06-30         2000-06-30
                                                                 -----------        -----------        -----------
                                                                           $                  $                  $
Revenue                                                                --                 6,660              6,660
                                                                 -----------        -----------        -----------
Operating and administrative expenses
     Salaries                                                        246,733          1,020,561          1,267,294
     Fringe benefits                                                  29,130            155,477            184,607
     Subcontracts                                                     10,805            711,546            722,351
     Training                                                         24,392              2,387             26,779
     Advertising and marketing research                               47,950            453,480            501,430
     Transportation                                                    1,654              1,794              3,448
     Promotion                                                        26,702             37,981             64,683
     Rent                                                             52,472            113,527            165,999
     Web hosting and maintenance of licenses                          58,856            540,776            599,632
     Equipment rental                                                  2,977              4,844              7,821
     Maintenance and repairs                                           4,688             12,573             17,261
     Taxes and permits                                                11,300             22,073             33,373
     Insurance                                                         2,469              3,322              5,791
     Office supplies and courier                                      52,353             67,040            119,393
     Communications                                                   15,553             50,244             65,797
     Professional fees                                               213,362            836,969          1,050,331
     Bank charges                                                      1,606             25,078             26,684
     Interest on long-term debt                                        3,051              1,563              4,614
     Service contracts                                                65,679             27,823             93,502
     Travel                                                           29,993             41,810             71,803
     Foreign exchange                                                (30,104)           (44,650)           (74,754)
     Amortization of capital assets                                  112,925            401,908            514,833
                                                                 -----------        -----------        -----------
                                                                     984,546          4,488,126          5,472,672
                                                                 -----------        -----------        -----------
Net loss                                                             984,546          4,481,466          5,466,012
                                                                 ===========        ===========        ===========

Basic loss per share                                                    0.09               0.14               0.24
                                                                 ===========        ===========        ===========

Weighted average number of outstanding shares of
common stock (the special voting stock considered as
8,364,998 shares of common stock)                                 11,212,966         32,640,086         22,400,307
                                                                 ===========        ===========        ===========

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
For the year ended June 30, 2000 and the period July 31, 1998 (inception) through June 30, 1999
(In U.S. dollars)

================================================================================




                                                           Special                                        Common        Contributed
                                                           voting stock                                    stock            surplus
                                           --------------------------------   ----------------   ---------------   ----------------
                                                Number of                            Number of
                                                   shares            Amount             shares            Amount             Amount
                                           --------------    --------------   ----------------   ---------------   ----------------
                                                        $                 $                  $                 $                  $
Special voting stock (8,364,998 votes)                  1                                                                   104,444
Balance outstanding on April 20, 1999,
date of reverse takeover                                                             8,484,315             8,484            (64,407)
June 1999 - exercise of warrants -
for cash                                                                            15,600,000            15,600            894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                           --------------    --------------   ----------------   ---------------   ----------------
Balance at June 30, 1999                                1                --         24,084,315            24,084            934,437
August 1999, cancellation of common
stock - for cash                                                                      (600,000)             (600)           (34,400)
September 1999, capital stock units
issued                                                                                 107,800               108            538,892
October 1999, capital
stock units issued - for cash                                                          233,340               233            349,777
November 1999, capital
stock units issued - for cash                                                          333,340               334            499,676
January 2000, capital
stock units issued - for cash                                                          111,940               112            149,888
March 2000, capital stock
units issued - for cash                                                                680,106               680          1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                           --------------    --------------   ----------------   ---------------   ----------------
Balance at June 30, 2000                                1                --         24,950,841            24,951          3,573,368
                                           ==============    ==============   ================   ===============   ================

                                                                                     Deficit
                                                  Advance       Accumulated      accumulated              Total
                                               payment on             other       during the      shareholders'              Total
                                            capital stock     comprehensive      development             equity      comprehensive
                                                    units            income            stage       (deficiency)      income (loss)
                                           --------------    --------------   --------------    ---------------   ----------------

                                                   Amount            Amount           Amount             Amount             Amount
                                           --------------    --------------   --------------    ---------------   ----------------
                                                        $                 $                $                  $                  $
Special voting stock (8,364,998 votes)                                                                  104,444
Balance outstanding on April 20, 1999,
date of reverse takeover                                                                                (55,923)
June 1999 - exercise of warrants -
for cash                                                                                                910,000
Advance payment on capital stock units            539,000                                               539,000
Foreign exchange translation adjustment                             (26,472)                            (26,472)           (26,472)
Net loss                                                                            (984,546)          (984,546)          (984,546)
                                           --------------    --------------   --------------    ---------------   ----------------
Balance at June 30, 1999                          539,000           (26,472)        (984,546)           486,503         (1,011,018)
August 1999, cancellation of common
stock - for cash                                                                                        (35,000)
September 1999, capital stock units
issued                                           (539,000)
October 1999, capital
stock units issued - for cash                                                                           350,010
November 1999, capital
stock units issued - for cash                                                                           500,010
January 2000, capital
stock units issued - for cash                                                                           150,000
March 2000, capital stock
units issued - for cash                                                                               1,135,778
Advance payment on capital stock units          1,304,442                                             1,304,442
Foreign exchange translation adjustment                              50,042                              50,042             50,042
Net loss                                                                          (4,481,466)        (4,481,466)        (4,481,466)
                                           --------------    --------------   --------------    ---------------   ----------------
Balance at June 30, 2000                        1,304,442            23,570       (5,466,012)          (539,681)        (5,442,442)
                                           ==============    ==============   ==============    ===============   ================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
For the year ended June 30, 2000 and the period July 31, 1998 (inception) through June 30, 1999
(In U.S. dollars)


================================================================================

                                                                               For the period                        For the period
                                                                                   1998-07-31                            1998-07-31
                                                                                   (inception)                           (inception)
                                                                                      through         Year ended            through
                                                                                   1999-06-30         2000-06-30         2000-06-30
                                                                               --------------         ----------     --------------
                                                                                            $                  $                  $
OPERATING ACTIVITIES
Net loss                                                                             (984,546)        (4,481,466)        (5,466,012)
Non-cash item
     Amortization of capital assets                                                   112,925            401,908            514,833
Changes in non-cash working capital items
     Accounts receivable                                                               (5,904)            (5,904)
     Sales taxes receivable                                                           (37,782)           (75,899)          (113,681)
     Prepaid expenses                                                                 (31,212)           (58,352)           (89,564)
     Accounts payable                                                                  20,655            756,520            777,175
     Accrued liabilities                                                              103,790            450,626            554,416
                                                                                   ----------         ----------         ----------
Cash flows from operating activities                                                 (816,170)        (3,012,567)        (3,828,737)
                                                                                   ----------         ----------         ----------
INVESTING ACTIVITIES
Cash position of acquired company (Note 3)                                                263                263
Term deposit                                                                          (10,196)           (20,705)           (30,901)
Advances to directors and shareholders                                                 (3,127)            (6,398)            (9,525)
Other advances                                                                        (13,695)            13,695
Capital assets (Note 4)                                                              (859,091)          (439,961)        (1,299,052)
Effect of exchange rate changes                                                         3,079             (2,316)               763
                                                                                   ----------         ----------         ----------
Cash flows from investing activities                                                 (882,767)          (455,685)        (1,338,452)
                                                                                   ----------         ----------         ----------
FINANCING ACTIVITIES
Advances to related companies                                                         (44,242)           (44,242)
Advance from directors                                                                    656             12,864             13,520
Repayment of long-term debt                                                            (6,953)            (6,827)           (13,780)
Proceeds demand note payable                                                           33,800             33,800
Issuance of preferred shares of a subsidiary company - non-
controlling interest                                                                  285,474            285,474
Issuance of capital stock                                                           1,014,444          2,135,798          3,150,242
Cancellation of capital stock                                                         (35,000)           (35,000)
Advance payment on capital stock units                                                539,000          1,304,442          1,843,442
Effect of exchange rate changes                                                       (26,472)            50,042             23,570
                                                                                   ----------         ----------         ----------
Cash flows from financing activities                                                1,761,907          3,495,119          5,257,026
                                                                                   ----------         ----------         ----------
Net increase (decrease) in cash and cash equivalents                                   62,970             26,867             89,837
Cash and cash equivalents, beginning of period                                         62,970
                                                                                   ----------         ----------         ----------
Cash and cash equivalents, end of period                                               62,970             89,837             89,837
                                                                                   ==========         ==========         ==========

SUPPLEMENTARY INFORMATION
Cash paid during the period for interest                                                3,051                842              3,893
                                                                                   ==========         ==========         ==========

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2000 and 1999
(In U.S. dollars)


================================================================================

                                                                                                       1999-06-30        2000-06-30
                                                                                                       ----------        ----------
                                                                                                                $                 $
ASSETS
Current assets
     Cash                                                                                                  62,970            89,837
     Term deposits, 4.25% to 4.8% (3.75% in 1999), maturing on March and April 2001                        10,196            30,901
     Accounts receivable                                                                                    5,904
     Sales taxes receivable                                                                                37,782           113,681
     Advances to directors and shareholders, without interest                                               2,673             9,071
     Prepaid expenses                                                                                      31,212            89,564
                                                                                                       ----------        ----------
                                                                                                          144,833           338,958
Other advances, without interest or repayment terms                                                        13,695
Capital assets (Note 4)                                                                                   968,591           941,075
                                                                                                       ----------        ----------
                                                                                                        1,127,119         1,280,033
                                                                                                       ==========        ==========
LIABILITIES
Current liabilities
     Accounts payable                                                                                     235,747           924,382
     Accrued liabilities                                                                                  103,790           554,416
     Demand note payable,10%                                                                               33,800
     Instalments on long-term debt                                                                          8,834             8,122
                                                                                                       ----------        ----------
                                                                                                          348,371         1,520,720
Advances from directors and shareholders, without interest or repayment terms                                 656            13,520
Long-term debt (Note 5)                                                                                     6,115
Redeemable preferred stock of a subsidiary (Note 6)                                                       285,474           285,474
                                                                                                       ----------        ----------
                                                                                                          640,616         1,819,714
                                                                                                       ----------        ----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 7)
     Special voting stock, having a par value of $0.001, holding a number of votes equal to the number of exchangeable shares of 3560309 Canada Inc.
     outstanding other than those held directly or indirectly by the Company, 1
     share authorized; 1 share June 30, 2000 and 1999 issued and outstanding                                 --                --
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized;
     none issued                                                                                             --                --
     Common stock, having a par value of $0.001, 69,999,999 shares authorized;
     24,950,841 (June 30, 2000) and 24,084,315 (June 30, 1999) issued and outstanding                      24,084            24,951
Contributed surplus                                                                                       934,437         3,573,368
Advance payment on capital stock units (Note 8)                                                           539,000         1,304,442
Accumulated other comprehensive income                                                                    (26,472)           23,570
Deficit accumulated during the development stage                                                         (984,546)       (5,466,012)
                                                                                                       ----------        ----------
                                                                                                          486,503          (539,681)
                                                                                                       ----------        ----------
                                                                                                        1,127,119         1,280,033
                                                                                                       ==========        ==========

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
1 - INCORPORATION AND NATURE OF OPERATIONS

The Company, a Delaware Corporation (formerly incorporated in the State of Nevada), in its development stage, is involved in the e-business industry. It provides end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet).

On November 9, 1998, the Company increased its authorized capital from 100,000,000 shares of common stock having a par value of $0.001 to 300,000,000 shares of common stock having a par value of $0.001.

On March 30, 1999, the Company authorized one share of special voting stock having a par value of $0.001.

Pursuant to a combination agreement entered into as of April 20, 1999 among the Company, the Company's wholly-owned subsidiary, Planet 411 (Nova Scotia) Company, the Company's indirect wholly-owned subsidiary, 3560309 Canada Inc., 9066-4871 Quebec Inc. and the shareholders of 9066-4871 Quebec Inc., 3560309 Canada Inc. acquired all of the issued and outstanding shares of 9066-4871 Quebec Inc. in exchange for 25,094,996 exchangeable shares and 8,400 preferred shares of 3560309 Canada Inc. The preferred shares of 3560309 Canada Inc. may be converted into exchangeable shares of that corporation on the basis of one preferred share and CA$5 for one exchangeable share. The exchangeable shares of 3560309 Canada Inc. may be exchanged at any time by their holders, on a share-for-share basis, for shares of common stock of the Company. Pursuant to the combination agreement, the Company has also issued one share of special voting stock which is held for the benefit of the holders of the exchangeable shares of 3560309 Canada Inc. The share of special voting stock entitles the holder to such number of votes as is equal to the number of exchangeable shares outstanding from time to time.

Since the shareholders of 9066-4871 Quebec Inc. controlled the Company thereafter, 9066-4871 Quebec Inc. was considered to be the acquirer. As result of the reverse takeover, the consolidated financial statements are a continuation of the financial statements of 9066-4871 Quebec Inc.

On September 30, 1999, Planet 411.com Corporation entered into a merger agreement to which Planet 411.com Corporation was merged with Planet 411.com Inc., a Delaware Corporation, and ceased to exist. The surviving company whose total assets and liabilities equal those of Planet 411.com Corporation prior to the merger, issued shares to the shareholders of Planet 411.com Corporation in the ratios provided within the agreement.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
1 - INCORPORATION AND NATURE OF OPERATIONS (Continued)

The Company is a publicly traded company trading on the over the counter bulletin board with stock symbol PFOO.

Going concern

The Company's consolidated financial statements for the year ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $4,481,466 in the year ended June 30, 2000, and $984,546 in the 11-month period ended June 30, 1999. In addition, the Company has a shareholders' deficiency of $539,681 and a working capital deficiency of $1,181,762. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's management plans to raise capital to fund continuing operations by the utilization of one or a combination of the following:

1) Private placement of equity securities and/or debenture financing through negotiations with capital investors.

2) Formation of a joint venture of the Company with a stategic partner to provide the capital resources to deploy the operations.

3)   Agreement with an underwriter to undertake a public issuance of shares.


================================================================================
2 - ACCOUNTING POLICIES

Financial statements

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation

These financial statements include the accounts of the Company and all its subsidiary companies. The Company has a 100% controlling interest in all its subsidiary companies.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
2 - ACCOUNTING POLICIES (Continued)

Reporting currency and translation of foreign currencies

The Company has adopted the United States dollar as its reporting currency. The Company's financial statements have been translated from their functional currency, the Canadian dollar, into the reporting currency as follows: assets and liabilities have been translated at the exchange rate in effect at the end of the period and revenues and expenses have been translated at the weighted average exchange rate for the period. All cumulative translation gains or losses from the translation into the Company's reporting currency have been included in accumulated other comprehensive income. The changes in the accumulated other comprehensive income account, from period to period, result solely from the application of this translation method.

Transactions concluded in currencies other than the functional currency have been translated as follows: monetary assets and liabilities are translated at the exchange rate in effect at the end of the period, non-monetary assets and liabilities are translated at rates in effect on the dates of the related transactions and revenues and expenses have been translated at the weighted average exchange rate for the period. Exchange gains and losses arising from such transactions have been included in the statements of earnings.

Revenue recognition

The Company's core focus is to be an e-business service provider to medium and large-sized businesses (virtual stores for on-line transactions). The Company has divided its services into three components: first, strategy - assisting with the set-up and implementation of the e-mechants on-line business model; second, marketing - working with e-merchants to define a marketing strategy identifying the best advertising and promotion channels for the virtual store; and third, performance analysis - provide pertinent data about on line sales generally and e-merchant visitors and buyers in particular. The Company plans to charge for its services an industry - dependent fee based upon the gross on line sales of its e-merchants. This revenue is recognized at the time of delivery and acceptance of the e-merchants' products.

The Company also charges a one-time introductory fee to each merchant. This revenue is recognized over the term of the contract.

Additional optional services are charged on a fee basis and the revenue is recognized when the services are performed.

Advertising

Advertising costs are expensed in the year incurred.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
2 - ACCOUNTING POLICIES (Continued)

Amortization

Capital assets are amortized on a straight-line basis over their estimated useful lives as follows:

Office equipement, furniture and fixtures                   5 years
Office equipment, furniture and fixtures
under capital leases                                        5 years
Computer equipment and software                             3 years
Licenses                                                    3 years

Management periodically reviews the carrying value of capital assets through an assessment of estimated undiscounted future cash flows from the assets. In the period that an impairment in value occurs, the capital assets are written down to their fair value.

Financial instruments

The estimated fair value of cash, term deposits, accounts receivable, accounts payable, accrued liabilities and demand note payable approximates their carrying value due to their short-term maturity.

The estimated fair value of other advances, determined by discounting future cash flows at current rates, is approximately $11,000 as of June 30, 1999.

Cash and cash equivalents

The Company's policy is to present cash and temporary investments having a term of three months or less from the acquisition date as cash and cash equivalents.

New accounting standards

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for financial statements for fiscal years beginning after June 15, 2000, and which will apply to the Company beginning June 1, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe that the new standard will have any significant effect on its future results of operations.


================================================================================
3 - BUSINESS ACQUISITION

On April 20, 1999, the Company executed a combination agreement (see Note 1). As a result, the shareholders of 9066-4871 Quebec Inc. controlled Planet 411.com Corporation after the share for share exchange and 9066-4871 Quebec Inc. was considered to be the acquirer. Consequently, the operations of the Company are included in earnings from the date of acquisition.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
3 - BUSINESS ACQUISITION (Continued)

As at the date of acquisition, the fair value of net assets acquired were accounted for as follows:

                                                                 $
                                                       -----------

Cash                                                           263
Loans payable to shareholders                                 (454)
Accounts payable                                           (55,732)
                                                       -----------
Excess of liabilities over assets acquired                 (55,923)
Consideration
     8,484,315 common shares, at par value                   8,484
                                                       -----------
Contributed surplus                                        (64,407)
                                                       ===========


================================================================================
4 - CAPITAL ASSETS

                                                                                                                          1999-06-30
                                                                                     -----------------------------------------------
                                                                                                     Accumulated
                                                                                          Cost       amortization                Net
                                                                                     ---------       ------------          ---------
                                                                                             $                  $                  $
Office equipment, furniture and fixtures                                                59,366              8,030             51,336
Office equipment, furniture and fixtures under capital
leases                                                                                  38,894              7,413             31,481
Computer equipment                                                                     207,777             34,831            172,946
Computer software                                                                      288,467             24,889            263,578
Licenses                                                                               490,091             40,841            449,250
                                                                                     ---------          ---------          ---------
                                                                                     1,084,595            116,004            968,591
                                                                                     =========          =========          =========

                                                                                                                          2000-06-30
                                                                                     -----------------------------------------------
                                                                                                     Accumulated
                                                                                          Cost       amortization                Net
                                                                                     ---------       ------------          ---------
                                                                                             $                  $                  $
Office equipment, furniture and fixtures                                               198,635             33,754            164,881
Office equipment, furniture and fixtures under capital
leases                                                                                  38,682             15,110             23,572
Computer equipment                                                                     317,991            122,080            195,911
Computer software                                                                      316,469            125,315            191,154
Licenses                                                                               584,894            219,337            365,557
                                                                                     ---------          ---------          ---------
                                                                                     1,456,671            515,596            941,075
                                                                                     =========          =========          =========

During the year ended June 30, 2000, capital assets were acquired at an aggregate cost of $372,076 of which $91,475 still remain in accounts payable. The $159,360 of accounts payable relating to the acquisition of capital assets for the period July 31, 1998 (inception) through June 30, 1999 were paid in the current year. Cash payments of $439,961 were made to purchase capital assets.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
4 - CAPITAL ASSETS (Continued)

During the period July 31, 1998 (inception) through June 30, 1999, capital assets were acquired at an aggregate cost of $1,084,595 of which $44,242 were acquired by means of advances from related companies and $21,902 by means of long-term debt, and of which $159,360 still remain in accounts payable. Cash payments of $859,091 were made to purchase capital assets.

One of the Company's licenses allows customers to use third-party software in developing marketing strategies for their products and tracking and invoicing their products. Another license provides a host for the Company's Web sites.


================================================================================
5 - LONG-TERM DEBT

                                                                                              1999-06-30         2000-06-30
                                                                                          --------------     --------------
                                                                                                       $                  $
Obligations under capital leases, 16%, payable in monthly instalments
of $883, capital and interest, maturing in February 2001                                          14,949              8,122

Instalments due within one year                                                                    8,834              8,122
                                                                                          --------------     --------------
                                                                                                   6,115               --
                                                                                          ==============     ==============

As of June 30, 2000, the instalments on long-term debt for the next year is as follows:
                                                                                                                          $
                                                                                                             --------------

2001                                                                                                                  8,737
Interest included in minimum lease payments                                                                             615
                                                                                                             --------------
                                                                                                                      8,122
                                                                                                             ==============

The estimated fair value of the Company's long-term debt, determined by discounting future cash flows at current rates, is approximately equal to its carrying value.


================================================================================
6 - REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

Non-controlling interest of $285,474 consists of 8,400 preferred shares issued by a subsidiary company, non-voting, non-participating, non-cumulative preferential dividend of 80% of the prime rate on commercial loan charges by the financial institution of the Company, redeemable at a price equal to the fair market value of the consideration received upon issuance, issued for cash. The holders of the preferred shares have been granted an option to convert one preferred share for one exchangeable share (exchangeable for shares of the Company) at CA$5 per share. No preferred dividends have been declared.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
7 - CAPITAL STOCK

Capital stock transactions during the period July 31, 1998 (inception) through June 30, 2000

Special voting stock

Pursuant to the combination agreement (see Note 1), the Company issued one share of special voting stock.

Common stock

On July 31, 1998, there were 2,828,105 issued and outstanding shares of common stock of the Company.

In November 1998, the outstanding 2,828,105 shares of common stock were split 3 for 1 resulting in 8,484,315 shares of common stock outstanding.

Pursuant to the combination agreement (see Note 1), the Company acquired 9066-4871 Quebec Inc. (see Note 3), which resulted in a reverse takeover. At the date of the reverse takeover, the shareholders of the Company owned 8,484,315 shares of common stock and the fair value of the net assets amounted to ($55,923) (see Note 3).

At June 30, 2000, in connection with the issuance of stock units, warrants to purchase 107,800 shares of common stock for $5.00, 233,340 and 333,340 shares of common stock for $1.50, 111,940 shares of common stock for $1.34 and 680,106 shares of common stock for $1.67 are outstanding. The warrants expire August 30, October 15, November 30, December 30, 2000 and March 29, 2001 respectively.

Stock compensation plan

Effective March 2, 2000, the Company adopted the 2000 Stock Option Plan. Under the plan, the Company may grant options to the directors, officers, employees and service providers of the Company or any of its subsidiaries, for up to 10 million shares of common stock. The exercise price of each option equals the market price of the Company's stock on the date preceding the grant of the option. Options may be exercised over a period not exceeding 10 years from the date granted and options vest over various periods up to March 1, 2002.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plan. Accordingly, no compensation expense has been recognized for its stock based compensation plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and basic loss per share for the year ended June 30, 2000 would have been increased, by $1,671,338 and $0.05 respectively.

The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 6.06%; annual dividends of nil, expected life of three and a half years and expected volatility of 110% in 2000.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
7 - CAPITAL STOCK (Continued)

The weighted average fair value of options granted was $1.45.

During the year, the Company granted 8,103,723 options with a weighted average exercise price of $1.98. At June 30, 2000, no options are exercisable.

As at June 30, 2000, there are 8,103,723 stock options outstanding as follows:

                                                            Options outstanding
                                  ---------------------------------------------
                                                        Weighted       Weighted
                                                         average        average
                       Range of         Number         remaining    exercisable
                 exercise price    outstanding  contractual life          price
                 --------------   ------------  ----------------   ------------
                              $                                               $
                    1.38 - 1.81        732,475              9.50           1.79
                           2.00      7,371,248              9.50           2.00
                                  ------------
                                     8,103,723
                                  ============


================================================================================
8 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS

In the year ended June 30, 2000, the Company received $1,304,442 with respect to a private placement for 1,087,035 units at $1.20 per unit. Each unit consists of one share of common stock and one share purchase warrant. Each warrant will entitle the holder to purchase one additional share of common stock of the Company for $1.20 within one year from the date of closing of the offer, June 22, 2000. As of June 30, 2000, no shares of common stock have been issued with respect to this private placement.

During the period July 31, 1998 (inception) to June 30, 1999, the Company received $539,000 with respect to a private placement for 107,800 units at $5 per unit. Each unit consists of one share of common stock and one share purchase warrant. Each warrant will entitle the holder to purchase one additional share of common stock of the Company for $5 with in one year from the date of closing of the offer, August 30, 1999. The units were issued September 1999.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
9 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions concluded in the normal course of operations, at exchange value which represents the amount established and agreed by related parties:

                                                              For the period                  For the period
                                                                  1998-07-31                      1998-07-31
                                                                  (inception)                     (inception)
                                                                     through     Year ended          through
                                                                  1999-06-30     2000-06-30       2000-06-30
                                                               -------------   ------------   --------------
                                                                           $              $                $
Professionnal fees for legal services were paid to a
shareholder of the Company(a)                                         22,487         30,384           52,871
                                                               =============   ============   ==============

Subcontracting fees for computer support services and
equipment were paid to a company controlled by a
shareholder of the Company                                             5,293        134,440          139,733
                                                               =============   ============   ==============

Subcontracting fees for professional services were paid
to shareholders, directors and companies controlled by
employees(a)                                                             --         558,002          558,002
                                                               =============   ============   ==============

Included in accounts payable at June 30, 2000 is an amount payable for subcontracting fees for professional services to shareholders, directors and companies controlled by employees totalling $421,735 (nil in 1999).

(a) During the year, these related parties commenced employment with the Company and as a result the professional services ceased.

The estimated fair value of advances to directors and shareholders approximates the carrying value due to their short-term maturity.

The estimated fair value of advances from directors and shareholders, determined by discounting future cash flows at current rates, is approximately equal to the carrying value.

The advances to directors and shareholders are short-term loans and advances from directors, and shareholders are for items purchased for use in the business which have not been reimbursed.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================
10 - INCOME TAXES

a)   Reconciliation of the effective tax rate is detailed as follows:

                                                                                          For the period
                                                                                              1998-07-31
                                                                                             (inception)
                                                                                                 through         Year ended
                                                                                              1999-06-30         2000-06-30
                                                                                          --------------     --------------
                                                                                                       $                  $
     Income tax benefit according to the statutory income tax rate in the
     United States of America                                                                    334,746          1,523,698
     Unutilized net operating losses and capital assets amortization for
     income tax purposes                                                                        (365,430)        (1,645,610)
     Income taxes of foreign subsidiaries subject to different rates                              49,227            191,359
     Other, net                                                                                  (18,543)           (69,447)
                                                                                          --------------     --------------
     Income taxes according to effective tax rate                                                   --                 --
                                                                                          ==============     ==============

b) The tax benefits arising from operating losses and capital assets amortization for income tax purposes of approximately $5,350,000 (June 30, 2000) and $1,050,000 (June 30, 1999) are not recorded in the financial statements. The operating loss carry-forwards for income tax purposes of $3,898,000 (June 30, 2000) and $937,000 (June 30, 1999) expire in 2006 and
     2007.

c) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                                                              1999-06-30         2000-06-30
                                                                                          --------------     --------------
                                                                                                       $                  $
     Operating loss carry-forwards                                                               365,430          1,850,400
     Capital assets, due to amortization taken for accounting purposes                            44,070            197,100
                                                                                          --------------     --------------
                                                                                                 409,500          2,047,500
     Valuation allowance                                                                        (409,500)        (2,047,500)
                                                                                          --------------     --------------
     Net deferred tax assets                                                                        --                 --
                                                                                          ==============     ==============

The net increase in the valuation allowance amounted to $1,638,000 in the year ended June 30, 2000.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2000 and 1999
(In U.S. dollars)

================================================================================

11 - COMMITMENTS

The Company has entered into long-term lease agreements expiring on May 31, 2003 which call for lease payments of $427,129 for the rental of office space. Minimum lease payments for the next years are $146,444 in 2001 and 2002 and $134,241 in 2003.

The Company has entered into service contracts, which expire June 30, 2001 and March 31, 2002 and are described as follows:

                                                                            Minimum payments
                                                      --------------------------------------
                                             Nature
Licenses                                of services          2001         2002         Total
-------------------------------------   -----------   -----------  -----------   -----------
                                                                $            $             $
EMC Internet Management Services            Hosting       264,084      198,063       462,147
Open Market Inc.                         Processing       121,316                    121,316
                                                      -----------  -----------   -----------
                                                          385,400      198,063       583,463
                                                      ===========  ===========   ===========


================================================================================
12 - SUBSEQUENT EVENTS

a) Subsequent to June 30, 2000, the Company received $545,000 and issued a 5% promissory note due on demand at any time after January 1, 2001.

b) On September 20, 2000, the directors of 3560309 Canada Inc. reduced by reverse split the number of issued and outstanding exchangeable shares (see note 1) by a factor of 3:1 such that three (3) of such exchangeable shares will become one (1) exchangeable share. The number of outstanding exchangeable shares decreased from 25,094,996 to 8,364,998. As a result, the number of votes available on the special voting stock issued by the Company will be reduced by a factor of 3:1 to 8,364,998.

     This reverse split has been reflected in these financial statements. Consequently, the earnings per share figures and the number of votes entitled by the holders of the special voting stock have been restated.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Officers

The names, ages, and offices of directors and executive officers of the Company are set forth below:

NAME                      AGE     POSITION WITH COMPANY
----                      ---     ---------------------
Serge Bujold               52     President and Chief Executive Officer, Director
Stephane Chouinard         30     Vice President, Corporate Development; Director
Johnson Joseph             28     Vice President, Product Development and Operation; Director
Jonathan R. Levinson       31     Vice President, Corporate Secretary and Legal Counsel
George Cervinka            51     Chief Technology Officer
Laval Bolduc               47     Chief Financial Officer and Treasurer
Diane Laurence             48     Vice President, Marketing
Robert Lafleur             45     Vice President, Finance and Administration
Jacques Dubois             57     Vice President, Retailer Recruiting
Jean-Marie Grange          31     Vice President, e-Tail Advisory Services
Varujan Tasci              38     Vice President, Research and Development

     All offices and directorships are held for a term of one year and until a successor is duly elected and qualified.

Serge BUJOLD. Mr. Bujold became a director and the Chief Executive Officer and President of the Company in March 2000. Mr. Bujold has planned and developed information management and e-commerce solutions for over 25 years. From September 1997 through June 2000, Mr. Bujold was the founder and a principal at SBA Serge Bujold and Associates, Inc., a consulting company that specializes in strategic consulting in e-commerce. From May 1997 until September 1997, Mr. Bujold was an independent consultant, and from 1987 through May 1997, Mr. Bujold was a senior manager at DMR Consulting Group Inc.

Stephane CHOUINARD. Mr. Chouinard is a co-founder of the Company and has been Vice President, Corporate Development for the Company and a director since July 1998. From 1997 through 1998, Mr. Chouinard was a director and executive officer of 3415783 Canada Inc. (doing business as "CorporationNet"), for whom he negotiated the exclusive worldwide rights related to the C.S.I. Virgil Smartcard. Between 1995 and 1997, he was an independent marketing/ communication consultant. From 1994 to 1995, Mr. Chouinard was a sales representative for an automobile dealership. From 1993 to 1994, Mr. Chouinard was a sales manager for Les Boulangeries St. Augustin, a major Canadian producer and distributor of baked goods.

Johnson JOSEPH. Mr. Joseph has been Vice President, Product Development and Operation of the Company since July 1998. Mr. Joseph was a director from July 1998 through March 2000, and was elected to the Board in August 2000. Since April 1998, Mr. Joseph has been a director and executive officer of 9064-2448 Quebec Inc. (which did business as CorporationNet Web Development), which was intended to be the Web Development division of CorporationNet, but which now functions as a holding company for the Exchangeable Shares owned by Mr. Joseph and others. From 1997 through April 1998, he was Development Counselor of an Internet hub called "CityView". From 1996 through 1997, Mr. Joseph was a wide receiver for the Ottawa Roughriders of the Canadian Football League. From 1993 through 1996, Mr. Joseph attended Texas Tech University, where he studied business administration and finance.

Jonathan R. LEVINSON. Mr. Levinson served as outside counsel to the Company from its inception in July 1998 through December 31, 1999. Effective January 1, 2000, Mr. Levinson joined the Company as a Vice President and in-house Legal Counsel. From 1997 through 1999, Mr. Levinson was a practicing attorney in Montreal. From 1995 through 1996 he was employed at Mendelsohn, Rosentzveig Shacter, a law firm in Montreal. From prior to 1994 through 1995, when he graduated, Mr. Levinson was a law student at McGill University in Montreal, from which he received Bachelor of Common Law and Bachelor of Civil Law degrees. Mr. Levinson has been admitted to the bar of New York State, Massachusetts and the Province of Quebec. Mr. Levinson graduated from Queen's University in Ontario with a B.A. (honors) in 1991.

George CERVINKA. Mr. Cervinka has been the Company's Chief Technology Officer since May 2000, and is responsible for management of the Company's relations with its technology and business partners. Prior to joining the Company, Mr. Cervinka was the President of IQDX Inc. from September 1998 to April 2000. Mr. Cervinka also was the Vice President, Product Development, of Proudfoot Inc. from September 1997 to August 1998, and the Director of Business Development of the DMR Group from June 1990 to August 1997.

Laval BOLDUC. Mr. Bolduc has been the Company's Chief Financial Officer and Treasurer since joining the Company in April 2000. Prior to joining the Company, Mr. Bolduc was President of L. Bolduc Consulting Services Inc. from May 1997 to March 2000. For a period of 14 years before that, Mr. Bolduc served in several capacities for DMR Consulting Group Inc., rising to Vice President, Financial Planning - Major Projects. Mr. Bolduc is a Canadian chartered accountant.

Diane LAURENCE. Ms. Laurence has been the Company's Vice-President, Marketing since April 2000. Ms. Laurence was an independent consultant for the three months immediately preceding that, and for the prior eight years held several executive positions at Leger and Leger, ending with Vice President, Corporate Development. Ms. Laurence is responsible for marketing, planning and the corporate image of the Company.

Robert LAFLEUR. Mr. Lafleur joined the Company as Vice-President, Finance and Administration in May 2000. In such position, Mr. Lafleur is responsible for the Company's financial administration. From January 1991 to May 2000, Mr. Lafleur was the regional controller for Burns Philip Foods, Inc. Prior to that, Mr. Burns has also held positions at such companies as Groupe Plastique Moderne Inc. (Vice-President of Finance and Administration), Alfred Dallaire Inc. (comptroller) and Miron Inc. (corporate comptroller).

Jacques DUBOIS. Mr. Dubois has been the Company's Vice-President, Retailer Recruiting since April 2000. From January 1996 to March 2000, Mr. Dubois was the President of TAJA Marketing, and for 15 years before that held several positions with Berol Canada, a manufacturer of writing instruments, ending with Director of Sales and National Sales Manager.

Jean-Marie GRANGE. Mr. Grange joined the Company as Vice-President, e-Tail Advisory Services in April 2000. From November 1997 to March 2000, Mr. Grange worked for Mr. Bujold's company SBA Serge Bujold & Associates Inc. From October 1996 until December 1996, Mr. Grange worked as a consultant at Communaute Urbaine de Montreal (the Montreal Urban Community) and from June 1993 until September 1996 served as a consultant for Societe Centrale pour l'equipement du Territoire, a French quasi-public organization.

Varujan TASCI. Mr. Tasci has been with the Company as Chief Technical Officer of 9066 (the Company's operating subsidiary, of which he was an original founder) since July 1998 and as Vice President, Research and Development of the Company since March 2000. He is the founder of COSS'N CREW Corp., a computer consulting firm, which he owns and for which he has served as President and Director for over five years prior to joining the Company. He is one of the original founders of the Company.

Advisory Board

     The Advisory Board provides the Company with advice on financial matters, securities issues, corporate governance and strategic planning. The following three persons comprise the Company's Advisory Board: Mr. Don Tapscott, Chairman of Digital 4Sight and the Alliance for Converging Technologies, Peter S. Martin, senior partner at McCarthy Tetrault, and Mr. Steve Dong, President of AtlasMall.

Section 16(a) Beneficial Ownership Reporting and Compliance

     Upon the effectiveness of the Company's registration statement on Form 10 in February, the Company and its officers and directors, as well as the beneficial owners of 10% of its Common Stock, became subject to the reporting requirements of the Securities Exchange Act. Among the requirements of the Securities Exchange Act is the obligation of such persons to file reports on Forms 3, 4 and 5 to reflect their respective beneficial ownership in the Company. Initial reports due from Messrs. Farag (the former Chief Executive Officer), Chouinard, Levinson, Joseph and Tasci were due upon the effectiveness of the registration statement, but were filed about 10 days thereafter. Filings for the other executive officers and directors named herein were all made in early April instead of by their due dates in mid-March. Additionally, no affiliate has filed a Form 4 with respect to the 1:3 reverse split in the Canco Exchangeable Shares.

              [The remainder of this page intentionally left blank]

Item 11. EXECUTIVE COMPENSATION.

     The following table sets forth, for the period indicated, all compensation awarded to, earned by or paid to the two individuals who served as the Company's Chief Executive Officer during the last two years (the "Named Executive Officers"). The Company as presently operated did not have any operations prior to July 1998. No executive officer earned more than $100,000 in fiscal year 1999 or 2000.

Summary compensation table

-----------------------------------------------------------------------------------------------------------
                                                                                        Long Term
                                                                                      Compensation-
Name and Principal Position (1)                Fiscal     Annual Compensation     Securities underlying
                                                Year          -Salary (2)                options
-----------------------------------------------------------------------------------------------------------
Serge Bujold (3)                                2000                   $24,028          1,250,000
Chief Executive Officer, President
-----------------------------------------------------------------------------------------------------------
Joseph Farag (4)                                2000                   $68,142            775,000
Chief Executive Officer, President              1999                    22,662                 --
-----------------------------------------------------------------------------------------------------------

(1) Mr. Laval Bolduc, the Company's Chief Financial Officer and Treasurer, and Mr. George Cervinka, the Company's Chief Technical Officer, are not included in this table because each began his employment with the Company in April and May, 2000, respectively. Each earns an annual salary of $101,820.

(2) The amounts shown are based on a weighted average conversion rate of $0.6788 = Can$ 1.00.

(3) Mr. Bujold was hired on March 27, 2000, at an annual salary of $135,760. Mr. Bujold's annual compensation as disclosed in the table includes 108,333 options granted on June 1, 2000, in lieu of payment of $12,727 in cash. These options have a strike price of $1.81, vest over 21 months (to correspond with options granted under the Company's stock option plan) and expire on March 2, 2005.

(4) Mr. Farag was the Chief Executive Officer and President for all of fiscal year 1999 and approximately the first three quarters of fiscal year 2000.

Compensation of directors

     No remuneration or directors fees were paid to directors of the Company during the year ended June 30, 2000 with the exception of option grants to each covering 25,000 shares of Common Stock and reimbursement of expenses. The Board of Directors will determine the remuneration of the directors and officers of the Company during the current and subsequent fiscal years.

Employment Agreement - Serge Bujold

     Serge Bujold is the Company's President and Chief Executive Officer, and is a member of the Company's board of directors pursuant to an employment agreement effective March 27, 2000. The term of the Agreement has yet to be specified. The agreement provides for an initial base annual salary of $135,760 (based on a weighted average exchange rate of Cdn.$1 = $0.6788. For an initial period of 18 weeks, Mr. Bujold was remunerated on the basis of $84,850 annually. For each of the 18 weeks during which his salary was at this lower level, Mr. Bujold was entitled to 8,333.5 stock options, for a total of 150,000. The Company also granted Mr. Bujold an option to acquire up to 1,000,000 shares of Common stock as well as an option to acquire an additional 250,000 shares of Common stock that are conditional upon certain performance criteria. Mr. Bujold is also entitled to 25,000 stock options as a member of the board of directors. Throughout the employment period and for a period of 12 months thereafter, an agreement restricts Mr. Bujold's ability to engage in activities competitive with those of the Company. The agreement may be terminated by the Company (I) in the event of the bankruptcy, liquidation, or dissolution of the Company, (II) if Mr. Bujold commits certain acts constituting cause or (III) if Mr. Bujold is in material breach of the agreement. Mr. Bujold may terminate the employment agreement upon written notice to the Company.

Stock Option Plan

     On March 2, 2000 the Company approved a stock option plan (the "Plan") for its employees, its directors and officers and certain consultants. The Plan is administered by the Board of Directors of the Company. The Board may from time to time designate individuals to whom options to purchase shares of common stock of the Company may be granted and the number of shares to be optioned to each. The exercise price of each option equals the market price of the Company's stock on the date preceding the grant of the option. Options may be exercised over a period of up to 10 years from the date granted. The initial options granted under the Plan vest over various periods up to March 1, 2002. During fiscal year 2000, a total of 8,103,723 options were granted under the Plan, all of which have a term of five years from the date of grant.

     The following table reflects the option grants to each of the Named Executive Officers during fiscal year 2000.

-------------------------------------------------------------------------------------------------------------
                      Number of        Percent of                                     Potential Realizable
      Name            Securities          Total         Exercise       Expiration    Value at Assumed Rates
                      Underlying         Options         Price            Date           of Stock Price
                   Options Granted     Granted to      ($/Share)                        Appreciation for
                                      Employees in                                        Option Terms
                                       Fiscal Year                                   ------------------------
                                                                                           5%          10%
-------------------------------------------------------------------------------------------------------------
Serge Bujold       1,025,000 (1)          12.6%          $2.00       March 2, 2005      $566,377   $1,251,546
-------------------------------------------------------------------------------------------------------------
Serge Bujold         250,000 (2)           3.1%          $2.00       March 2, 2005      $138,141     $305,255
-------------------------------------------------------------------------------------------------------------
Serge Bujold      108,333(1) (3)           1.3%          $1.81       March 2, 2005       $51,140     $112,275
-------------------------------------------------------------------------------------------------------------
Joseph Farag         775,000 (4)           9.6%          $2.00       March 2, 2005      $428,236     $946,291
-------------------------------------------------------------------------------------------------------------

     No options were vested during fiscal year 2000 and consequently no options were exercised. The following table indicates for each of the Named Executive Officers the value and amount of the exercisable and unexercisable options held by each.

-------------------------------------------------------------------------------------------------------------
                              Number of Securities Underlying         Value of the Unexercised In-the-Money
         Name                  Unexercised Options at FY-End                    Options at FY-End
                                 Exercisable/Unexercisable                  Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------
Serge Bujold                           0/1,383,333(1)                              $0/$17,333
-------------------------------------------------------------------------------------------------------------
Joseph Farag                             0/775,000                                    $0/$0
-------------------------------------------------------------------------------------------------------------

----------

(1) Options vest 25% on March 1, 2001, 25% on September 1, 2001 and 50% on March 1, 2002.

(2) Options vest subject to the vesting period in note (1) immediately above but will not vest until, and are conditioned upon, the following: (a) the Company has achieved the launch of its products, (b) the Company has at least one merchant selling online, and (c) the Company's payment system has been certified by The Toronto Dominion Bank and master merchant agreements with The Toronto Dominion Bank and National Bank have been signed and rendered executable. Furthermore, the employee must be in the employ of the Company at June 1, 2000. If the employee terminates his or her employment between June 1st and December 31, 2000, the number set forth above shall be reduced on a pro rata basis to equal the number of days employed since June 1, 2000, inclusive, divided by 214 multiplied by the number of options granted.

(3)  108,333 options were granted in lieu of payment of salary.

(4)  Options vest 50% on September 1, 2000 and 50% on March 1, 2001.


Advisory Board Members

     During the fiscal year ended June 30, 2000, non-employee advisory board members were granted the following options to purchase Common Stock:

     Don Tapscott was granted an option to acquire 25,000 shares at a price of $1.75 vesting over various periods up to March 2, 2002, exercisable over a period not exceeding five years from the date granted.

     Peter Martin was granted an option to acquire 25,000 shares at a price of $1.75 vesting over various periods up to March 2, 2002, exercisable over a period not exceeding five years from the date granted.

     Steve Dong was granted an option to acquire 25,000 shares at a price of $1.38 vesting over various periods up to March 2, 2002, exercisable over a period not exceeding five years from the date granted.


Other compensation

     The Company has no pension plan or other compensation plans for its executive officers or directors, other than the Plan.

Indemnification of Directors and Officers

     The personal liability of a director or officer of the Company to the Company or the stockholders for damages for breach of fiduciary duty as a director or officer is limited under the Company's articles to acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, to the extent permissible under the Delaware General Corporation Law (the "GCL").

     The articles also provide that each director and officer of the Company and other persons permitted under the GCL may be indemnified by the Company, in connection with a threatened, pending or completed action, suit or proceeding brought against such person by reason of the fact that he is or was a director, officer, employee or agent of the Company, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement, and/or amounts actually and reasonably incurred by him in connection therewith, if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interest of the Company, and with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct was unlawful. In connection with actions by or against the Company or brought in the Company's name, indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged to be liable to the Company or for amounts paid in settlement to the Company, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

     To the extent that a director, officer, employee or agent of the Company has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in defense of any claim, issue or matter herein, he must be indemnified by the Company against expenses, including attorneys' fees actually and reasonably incurred by him in connection with the defense.

     Expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the Company as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the Company.

     The right to indemnification continues for a person who has ceased to be a director, officer, employee, or agent and inures to the benefit of the heirs, executors and administrators of such a person.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or third parties controlling the Company pursuant to Delaware law, in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of the Company's Common Stock on June 30, 2000, by (i) each person known by the Company to beneficially own five percent or more of the Company's 34,402,874 (including Exchangeable Shares) shares of Common Stock outstanding, (ii) each of the Company's executive officers and directors (there are no director nominees at this time) and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares of Common Stock are beneficially owned, and investment and voting power is held, by the person or entity named as owner. The table reflects a 1:3 reverse share split in Canco, which occurred in August 2000.

 Name and Address of                    Number of Shares            Percentage
  Beneficial Owner                     Beneficially Owned            Ownership
Joseph Farag                            4,128,563(1)(2)(3)             12.0%
Ec-Assiste Inc.                         3,300,000(4)                    9.6%
Victor Cantore                          3,300,000(4)                    9.6%
David Cullen (5)                        2,400,000                       7.0%
Elaine Kavanagh (5)                     2,400,000                       7.0%
James Cullen (5)                        1,800,000                       5.2%
John Cullen (5)                         2,400,000                       7.0%
Monica Cullen (5)                       1,800,000                       5.2%
Sandra Cullen (5)                       2,400,000                       7.0%
Denise McCue (5)                        2,400,000                       7.0%
Paul McCue (5)                          2,400,000                       7.0%
David McNamara (5)                      2,400,000                       7.0%
Imelda McNamara (5)                     2,400,000                       7.0%
Janet Shanahan (5)                      2,400,000                       7.0%
Declan Sweeney (5)                      2,400,000                       7.0%
Management:
Stephane Chouinard                      4,128,563(1)(2)(6)             12.0%
Johnson Joseph                          2,026,584(1)(7)(8)              5.9%
9064-2448 Quebec Inc.                   2,026,584(1)(8)                 5.9%
Serge Bujold                                    0(9)                      0%
Executive Officer and Directors         6,745,126                      19.6%
   As a group (10)(11 Total)

(1) All of such shares are Exchangeable Shares in Canco, which are currently exchangeable into shares of Common Stock. Voting rights with respect to such shares (embodied in one issued and outstanding share of Special Voting Stock) are jointly held by Joseph Farag, Stephane Chouinard and Johnson Joseph, as mandataries under the Voting Agreement described in Item 13, which requires the mandataries to adhere to voting instructions received from those for whom the mandataries hold such voting rights. No beneficial ownership has been attributed to any of Messrs. Farag, Chouinard or Joseph merely by virtue of their role as mandataries.

(2) Includes (a) 733,333 Exchangeable Shares owned personally by each such beneficial owner, (b) 3,224,604 Exchangeable Shares owned by a holding company, the equity and control of which is shared equally by such beneficial owners, and (c) 170,626 Exchangeable Shares owned by a company in which Messrs. Chouinard and Farag serve as directors and own all of the voting shares. Each of Messrs. Farag and Chouinard disclaim beneficial ownership of one-half of the Exchangeable Shares described in clause (b) and all of the Exchangeable Shares described in clause (c) of the preceding sentence.

(3) Excludes 775,000 options that were not exercisable within 60 days of June 30, 2000.

(4) ec-Assiste Inc. is owned by Mr. Cantore, who is also its sole director and officer.

(5) All shares owned by these individuals are registered in the name of Bank August Roth AG, Bellariastrasse 23, Zurich, Switzerland, as nominee. Based on the Company's books and records, the address for David Cullen and Elaine Kavanagh is 17 Oakwood Close, Dublin 11, Ireland; the address for James Cullen and Monica Cullen is 20 Edenmore Drive, Dublin 5, Ireland; the address for John and Sandra Cullen is 21 Blunden Drive, Dublin 5,

     Ireland; the address for Denise and Paul McCue is 12 The Green, Mulhuddart Co., Dublin, Ireland; the address for David and Imelda McNamara is 21 Montpelier Drive, Dublin 7, Ireland; and the address for Janet Shanahan and Declan Sweeney is 392 Bayouster, Celbridge Co., Kidare, Ireland. The Company has inquired but has not received responses regarding the nature of the relationships between the individuals living at the same address, or whether any of these individuals act as a "group" for purposes of the Exchange Act. Solely for purposes of this disclosure only, and without any intent to attribute or disclaim the actual beneficial ownership of these shares, the share ownership of those individuals having the same address have been grouped together in the preceding table. Since the issuance of the shares in 1999, the Company has not received any notification from Bank August Roth AG that the number of shares owned by any of such individuals has changed.

(6) Excludes 825,000 options that were not exercisable within 60 days of June 30, 2000.

(7) Excludes 280,000 options that were not exercisable within 60 days of June 30, 2000.

(8) All Exchangeable Shares are owned by 9064-2448 Quebec Inc., a company that is one-quarter owned by Mr. Joseph and in which he serves as one of four directors. Mr. Joseph controls the voting with respect to these shares. Mr. Joseph disclaims beneficial ownership of all but 506,646 of such Exchangeable Shares.

(9) Excludes 1,383,333 options that were not exercisable within 60 days of June 30, 2000.

(10) All parties other than those listed in note (5) above have an address identical to that of the Company. Beneficial ownership is disclaimed as to 3,302,866 of such Exchangeable Shares. Excludes 5,357,222 options that were not exercisable within 60 days of June 30, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Merger Agreement

     The Company, pursuant to a merger agreement dated as of September 30, 1999, is the surviving company of the merger of Planet411.com Corporation, a Nevada corporation ("Mergeco"), with and into Planet411.com Inc., a Delaware corporation. Pursuant to the merger agreement, the separate legal existence of Mergeco ceased on October 6, 1999, the effective date of the merger. The total assets and liabilities of the Company upon the effectiveness of the merger equalled those of Mergeco immediately prior to the merger. The articles of the Company are substantially similar to that of Mergeco, with the primary exceptions being that (a) there are 69,999,999 shares of Common Stock, par value $0.001 authorized, not 300,000,000 shares, and (b) certain provisions of Mergeco's articles have been conformed to reflect the Delaware General Corporation Law. The Company was capitalized upon the consummation of the merger agreement: each of Mergeco's holders of common stock received one share of Common Stock in the Company pursuant to the merger agreement for each share of common stock of Mergeco owned by such stockholder immediately prior to the merger, and the share of Special Voting Stock issued by Mergeco was exchanged for one share of Special Voting Stock in the Company. Mergeco's obligations under outstanding warrants were assumed by the Company. The exchangeable shares (the "Exchangeable Shares") of 3560309 Canada Inc. ("Canco") formerly exchangeable into shares of Mergeco common stock are now exchangeable into shares of the Company's Common Stock.

     Combination Agreement and Voting, Support and Exchange Trust Agreement

     Pursuant to a Combination Agreement entered into as of April 20, 1999 among Mergeco, Planet 411 (Nova Scotia) Company (Mergeco's wholly-owned subsidiary, hereinafter "Novaco"), Canco, 9066-4871 Quebec Inc. ("9066") and the shareholders of 9066, Canco acquired all of the issued and outstanding shares of 9066 in consideration for the issuance to the former shareholders of 9066 of 25,094,996 Exchangeable Shares and 8,400 Preferred Shares of Canco. The Preferred Shares of Canco are convertible into Canco Exchangeable Shares on the basis of one Preferred Share and Cdn.$5.00 ($3.39 based on a weighted average exchange rate for fiscal year 2000 of $0.6788 = Cdn.$1.00) for one Exchangeable Share. Pursuant to the Combination Agreement, the Company has also issued one share of Special Voting Stock, which is held for the benefit of the holders of the Exchangeable Shares of Canco. The share of Special Voting Stock entitles the holder to such number of votes as is equal to the number of Exchangeable Shares outstanding from time to time that are not owned by the Company or its subsidiaries. This agreement has been assigned to and assumed by the Company, pursuant to the aforementioned merger agreement and an assignment and assumption agreement.

     On May 13, 1999, Mergeco, Canco, 9066, Novaco and the Company's three directors, in their capacities as mandataries for Mergeco's shareholders, entered into a Voting, Support and Exchange Trust Agreement (the "Voting Agreement"), as required under the Combination Agreement. This agreement also has been assigned to and assumed by the Company, pursuant to the merger agreement and the aforementioned assignment and assumption agreement. In addition to the rights with respect to the exchange of the Exchangeable Shares in Canco for shares in the Company described in the paragraphs below, the Voting Agreement and Canco's articles each provides that dividends and/or distributions of any kind may not be paid on or with respect to the Company's Common Stock unless Canco pays the same amount of dividends and/or distributions, as applicable (or otherwise distributes the economic equivalent of same), to the holders of Exchangeable Shares. Record and payment dates for all dividends and distributions by the Company and Canco are to be identical. Furthermore, the Voting Agreement and Canco's articles each provide that the Company may not effect (a) any subdivisions, consolidations or reclassifications of the Company's Common Stock or (b) any merger of the Company (or other similar corporate event) affecting the Company's Common Stock, without the prior approval of the holders of the Exchangeable Shares if such action would cause an economic change in the rights of the holders of the Exchangeable Shares.

     For purposes of the preceding discussion, the three trustees under the Voting Agreement, Messrs. Farag, Chouinard and Joseph, are acting as mandataries under a special mandate executed by 9066 and its shareholders. The mandataries' purposes thereunder are to sell, directly or indirectly, all of the 9066 shares to the Company, to hold all of the Exchangeable Shares, to hold the share of the Company's Special Voting Stock (including the exercising the voting rights attaching thereto), and to exercise the retraction rights attaching to the Exchangeable Shares. The Voting Agreement provides the mechanisms for carrying out and administering these purposes.

     Canco Exchangeable Shares

     In addition to the rights appurtenant to the Exchangeable Shares of Canco described in the preceding discussion of the Voting Agreement, the Exchangeable Shares of Canco effectively may be exchanged at any time by their holders, on a share-for-share basis, for shares of Common Stock of the Company, as follows:
(a) The Exchangeable Shares are redeemable at the option of the holder thereof in consideration for shares of the Company's Common Stock plus accrued and unpaid dividends thereon. (b) Alternatively, under the terms of the Voting Agreement, the Company granted to the Trustee thereunder (as mandatary) for and on behalf of, and for the use and benefit of, the beneficial owners of Exchangeable Shares (other than subsidiaries of the Company) the right (the "Exchange Right"), upon the occurrence and during the continuance of an insolvency or liquidation event such as a bankruptcy or comparable event, to require the Company to purchase from each or any of such beneficial owners all or any part of the Exchangeable Shares held by such beneficial owner, all in accordance with the provisions of the Voting Agreement. (c) The rights of the beneficial holders are subject to the right of Novaco to acquire such Exchangeable Shares from the owner thereof, for generally the same consideration by virtue of Novaco's call right with respect to the Exchangeable Shares. The purchase price payable by the Company for each Exchangeable Share to be purchased by the Company shall be an amount per share equal to (a) the current price of a share of the Company's common stock on the last business day prior to the day of closing of the purchase and sale of such Exchangeable Share, which shall be satisfied in full by causing to be delivered to such holder one share of the Company's common stock, plus (b) accrued and unpaid dividends, if any. The purchase price for each such Exchangeable Share so purchased may be satisfied only by the Company delivering or causing to be delivered to the Trustee, on behalf of the relevant beneficial owner, one share of the Company's common stock and a check for the balance, if any, of the purchase price. To cause the exercise of the Exchange Right by the Trustee, the aforementioned beneficial owners shall deliver to the Trustee, in person or by certified or registered mail, the certificates representing the Exchangeable Shares which such owner desires the Company to purchase, duly endorsed in blank, and accompanied by such other documents and instruments as may be required to effect a transfer of Exchangeable Shares under the Canada Business Corporations Act and such additional documents and instruments as the Trustee or the Corporation may reasonably require together with (a) a duly completed form of notice of exercise of the Exchange Right (along with the Exchangeable Share certificates), stating, inter alia, (i) that such owner is instructing the Trustee to exercise the Exchange Right so as to require the Company to purchase from such owner the number of Exchangeable Shares specified therein, (ii) the names in which the new certificates evidencing the Company's common stock are to be issued and (iii) the names and addresses of the persons to whom such new certificates should be delivered and (b) payment of the taxes (if any) payable as contemplated by the Voting Agreement.

     Additional provisions in Canco's articles related to the Exchangeable Shares include the following:

     Restrictions on Canco's Payments of Dividends and Distributions. Without the consent of the holders of the Exchangeable Shares, for so long as any Exchangeable Shares are outstanding (unless the conditions set forth in the preceding discussion of the Voting Agreement are met):

     o Canco shall pay no dividends (other than stock dividends paid in such shares) on, redeem, make capital contributions with respect to, or purchase junior shares shares ranking junior to the Exchangeable Shares;

     o Canco shall not issue any shares ranking superior to the Exchangeable Shares;

     o Canco shall neither redeem nor purchase other shares of Canco ranking equally with the Exchangeable Shares with respect to dividends or liquidation distributions.

     Liquidation Preference. Upon the liquidation or dissolution of Canco, holders of Exchangeable Shares shall be entitled to receive an amount per share equal to (a) the current price of a share of the Company's common stock on the last business day prior to the day of closing of the purchase and sale of such Exchangeable Share, which shall be satisfied in full by causing to be delivered to such holder one share of the Company's common stock, plus (b) accrued and unpaid dividends, if any.

     Voting Rights. Holders of Exchangeable Shares are only entitled to notice of and to vote at meetings of Canco's shareholders to the extent that same relate to the dissolution of Canco or the sale, lease or exchange of all or substantially all of Canco's property other than in the ordinary course of business.

Other Related Party Transactions

     In addition to the foregoing, the Company also entered into the following related party transactions:

          o Subcontracting fees aggregating $134,440 were accrued for computer support services and equipment to a company controlled by Varujan Tasci, an officer and equityholder of the Company, and

          o Subcontracting fees aggregating $289,048 were accrued for professional services to SBA Serge Bujold and Associates Inc., which is owned by Serge Bujold, at a time when Mr. Bujold was not affiliated with the Company.

          o Commissions of $211,214 were earned by Victor Cantore in connection with the Company's raising of capital. Mr. Cantore owns ec-Assiste Inc., which owns 12.7% of the Company's issued and outstanding shares of Common Stock.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         3.1   Articles of Incorporation (including Certificate of Merger)*
         3.2   By-laws*
         4.1   Specimen stock certificate*
         4.2   Form of Warrant*
         9.1   Voting, Support and Exchange Trust Agreement*
         9.2   Assignment and Assumption Agreement*
         10.1  Internet Services Agreement with EMC Corporation*
         10.2  Transact Software Order Form with Terms and Conditions
               (Open Market)*  **
         10.3  UPS Contract*
         10.4  Employment Contract - Serge Bujold
         10.5  Employment Contract - Stephane Chouinard
         10.6  Employment Contract - Johnson Joseph
         21    Subsidiaries
         27    Financial Data Schedule


* = Incorporated by reference to the same exhibit number of Company's registration statement on Form 10 on file with the Securities and Exchange Commission, file number 0-27645.

** = Portions of this document are subject to a confidentiality request.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act or 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 3, 2000                 PLANET411.COM INC.


                                       By: /s/ Serge Bujold
                                           -------------------------------------
                                           Serge Bujold
                                           Chief Executive Officer and President


                                       By: /s/ Laval Bolduc
                                           -------------------------------------
                                           Laval Bolduc
                                           Chief Financial and Chief Operating
                                           Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


October 3, 2000                        By: /s/ Serge Bujold
                                           -------------------------------------
                                               Serge Bujold, Director


October 3, 2000                        By: /s/ Stephane Chouinard
                                           -------------------------------------
                                               Stephane Chouinard, Director


October 3, 2000                        By: /s/ Johnson Joseph
                                           -------------------------------------
                                               Johnson Joseph