Form 10-Q
period 2000-09-30
PLANET411 COM INC
filed 2000-11-14
CIK 1096555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


                         Commission file number: 0-27645


                               PLANET411.COM INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    88-0258277
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


       440 Rene Levesque West, Suite 401, Montreal, Quebec Canada H2Z 1V7
              (Address of principal executive offices)           (zip code)


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

Yes  [X]   No


At November 13, 2000, there were 26,037,876 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Planet 411.com Inc.
                          (A Development Stage Company)

                        Consolidated Financial Statements


Financial Statements

     Consolidated Balance Sheets                                      F-2

     Consolidated Operations and Comprehensive Loss                   F-3

     Consolidated Changes in Shareholders'

     Equity (Deficiency)                                              F-4

     Consolidated Cash Flows                                          F-5

     Notes to Consolidated Financial

     Statements                                                  F-6 to 7

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)
--------------------------------------------------------------------------------

                                                                 Unaudited
                                                                -----------
                                                                2000-09-30      2000-06-30
                                                                --------------------------
                                                                         $               $
ASSETS
Current assets
     Cash                                                             3,393         89,837
     Term deposits, 4.25% to 4.8% , maturing
       on March and April 2001                                       21,339         30,901
     Accounts receivable                                              3,019          5,904
     Sales taxes receivable                                          28,073        113,681
     Advances to directors and shareholders, without interest         8,904          9,071
     Prepaid expenses                                                41,676         89,564
                                                                --------------------------
     Total current assets                                           106,404        338,958

Capital assets, net                                                 813,683        941,075
                                                                --------------------------
                                                                    920,087      1,280,033
                                                                ==========================
LIABILITIES
Current liabilities
     Accounts payable                                               899,216        924,382
     Accrued liabilities                                            510,176        554,416
     Promissory notes (note 3)                                      771,941         33,800
     Instalments on long-term debt                                    3,378          8,122
                                                                --------------------------
     Total current liabilities                                    2,184,711      1,520,720
Advances from directors and shareholders,
  without interest or repayment terms                                 6,635         13,520

Redeemable preferred stock of a subsidiary                          285,474        285,474
                                                                --------------------------
                                                                  2,476,820      1,819,714
                                                                --------------------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
Capital stock (note 4)
     Special voting stock, having a par value of
       $0.001, holding a number of votes equal to the
       number of exchangeable shares of 3560309
       Canada Inc. outstanding other than those held
       directly or indirectly by the Company, 1 share
       authorized; 1 share September 30, 2000 and
       1999 issued and outstanding                                     --             --
     Preferred stock, having a par value of $0.001,
       10,000,000 shares authorized; none issued                       --             --
     Common stock, having a par value of $0.001,
       69,999,999 shares authorized; 26,037,876
       (September 30, 2000) and 24,950,841 (June
       30, 2000) issued and outstanding                              26,038         24,951
Contributed surplus                                               4,876,723      3,573,368
Advance payment on capital stock units                            1,304,442
Accumulated other comprehensive income                              128,445         23,570
Deficit accumulated during the development stage                 (6,587,939)    (5,466,012)
                                                                --------------------------
                                                                 (1,556,733)      (539,681)
                                                                --------------------------
                                                                    920,087      1,280,033
                                                                ==========================


The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Operations and Comprehensive Loss
(In U.S. dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                  For the period
                                                                                    1998-07-31
                                                       Three months  Three months   (inception)
                                                          ended         ended         through
                                                        2000-09-30    1999-09-30    2000-09-30
                                                       -----------   -----------   -----------
                                                                 $             $             $
Revenue                                                      7,251          --          13,911
                                                       -----------   -----------   -----------
Operating and administrative expenses
     Salaries                                              365,481       180,374     1,632,775
     Fringe benefits                                        37,536        18,297       222,143
     Subcontracts                                           69,470         5,569       791,821
     Training                                                1,432        26,779
     Advertising and marketing research                    117,874        18,934       619,304
     Transportation                                            896         3,448
     Promotion                                                 536         4,592        65,219
     Rent                                                   38,990        23,355       204,989
     Web hosting and maintenance of licenses               112,575         6,396       712,207
     Equipment rental                                        1,689         9,510
     Maintenance and repairs                                 1,016           333        18,277
     Taxes and permits                                       9,580         4,492        42,953
     Insurance                                                 742         2,142         6,533
     Office supplies and courier                            12,946        11,806       132,339
     Communications                                         11,881         8,269        77,678
     Professional fees                                     113,439        69,973     1,163,770
     Bank charges                                            8,578         3,645        35,262
     Interest on long-term debt                                233           565         4,847
     Service contracts                                         519        94,021
     Travel                                                  7,932         7,387        79,735
     Foreign exchange                                       96,491         4,932        21,737
     Loss on disposal of assets                              8,931         8,931
     Amortization of capital assets                        112,739        53,325       627,572
                                                       -----------   -----------   -----------
                                                         1,129,178       426,714     6,601,850
                                                       -----------   -----------   -----------
Net loss                                                 1,121,927       426,714     6,587,939

Other Comprehensive Income

     Foreign exchange translation adjustment               104,875        26,369       128,445
                                                       -----------   -----------   -----------

Comprehensive loss                                       1,017,052       400,345     6,459,494
                                                       ===========   ===========   ===========

Basic loss per share                                          0.03          0.01          0.28
                                                       ===========   ===========   ===========

Weighted average number of outstanding shares of
common stock (the special voting stock considered as
8,364,998 shares of common stock)                       33,623,045    32,270,044    23,702,314
                                                       ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
Consolidated Deficit
(In U.S. dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                      Advance
                                                                                                                    payment on
                                                  Special                        Common               Contributed  capital stock
                                                voting stock                      stock                 surplus        units
                                          --------------------------    --------------------------    -----------   -----------
                                           Number of                     Number of
                                            shares          Amount        shares          Amount         Amount        Amount
                                          -----------    -----------    -----------    -----------    -----------   -----------
                                                    $              $              $              $              $             $
Special voting stock (8,364,998 votes)              1                                                     104,444
Balance outstanding on April 20, 1999,
date of reverse takeover                                                  8,484,315          8,484        (64,407)
June 1999 - exercise of warrants -
for cash                                                                 15,600,000         15,600        894,400
Advance payment on capital stock units                                                                                  539,000
Foreign exchange translation adjustment
Net loss
                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance at June 30, 1999                            1           --       24,084,315         24,084        934,437       539,000
August 1999, cancellation of common
stock - for cash                                                           (600,000)          (600)       (34,400)
September 1999, capital stock units
issued                                                                      107,800            108        538,892       (539,000)
Foreign exchange translation adjustment
Net loss
                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance at September 30, 1999                       1           --       23,592,115         23,592      1,438,929
October 1999, capital
stock units issued - for cash                                               233,340            233        349,777
November 1999, capital
stock units issued - for cash                                               333,340            334        499,676
January 2000, capital
stock units issued - for cash                                               111,940            112        149,888
March 2000, capital stock
units issued - for cash                                                     680,106            680      1,135,098
Advance payment on capital stock units                                                                                1,304,442
Foreign exchange translation adjustment
Net loss
                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance at June 30, 2000                            1           --       24,950,841         24,951      3,573,368     1,304,442
September 2000, capital stock units
issued                                                                    1,087,035          1,087      1,303,355     (1,304,442)
Foreign exchange translation adjustment
Net loss
                                          -----------    -----------    -----------    -----------    -----------   -----------
Balance at September 30, 2000                       1           --       26,037,876         26,038      4,876,723          --
                                          ===========    ===========    ===========    ===========    ===========   ===========

                                                                      Deficit
                                                   Accumulated      accumulated        Total
                                                      other         during the     shareholders'
                                                  comprehensive     development       equity
                                                     income           stage        (deficiency)
                                                 ---------------  --------------  ---------------

                                                     Amount           Amount           Amount
                                                 ---------------  --------------  ---------------
                                                             $              $              $
Special voting stock (8,364,998 votes)                                               104,444
Balance outstanding on April 20, 1999,
date of reverse takeover                                                             (55,923)
June 1999 - exercise of warrants -
for cash                                                                             910,000
Advance payment on capital stock units                                               539,000
Foreign exchange translation adjustment                (26,472)                      (26,472)
Net loss                                                             (984,546)      (984,546)
                                                   -----------    -----------    -----------
Balance at June 30, 1999                               (26,472)      (984,546)       486,503
August 1999, cancellation of common
stock - for cash                                                                     (35,000)
September 1999, capital stock units
issued
Foreign exchange translation adjustment                 26,369                        26,369
Net loss                                                             (426,714)      (426,714)
                                                   -----------    -----------    -----------
Balance at September 30, 1999                             (103)    (1,411,260)        51,158
October 1999, capital
stock units issued - for cash                                                        350,010
November 1999, capital
stock units issued - for cash                                                        500,010
January 2000, capital
stock units issued - for cash                                                        150,000
March 2000, capital stock
units issued - for cash                                                            1,135,778
Advance payment on capital stock units                                             1,304,442
Foreign exchange translation adjustment                 23,673                        23,673
Net loss                                                           (4,054,752)    (4,054,752)
                                                   -----------    -----------    -----------
Balance at June 30, 2000                                23,570     (5,466,012)      (539,681)
September 2000, capital stock units
issued
Foreign exchange translation adjustment                104,875                       104,875
Net loss                                                           (1,121,927)    (1,121,927)
                                                   -----------    -----------    -----------
Balance at September 30, 2000                          128,445     (6,587,939)    (1,556,733)
                                                   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
Consolidated Deficit
(In U.S. dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         For the period
                                                                                           1998-07-31
                                                              Three months  Three months   (inception)
                                                                 ended         ended        through
                                                               2000-09-30    1999-09-30    2000-09-30
                                                              ------------  ------------  -----------
                                                                       $             $             $
OPERATING ACTIVITIES
Net loss                                                      (1,121,927)     (426,714)   (6,587,939)
Non-cash item
     Amortization of capital assets                              112,739        53,325       627,572
     Loss on disposal of assets                                    8,931                       8,931
Changes in non-cash working capital items
     Accounts receivable                                           2,885                      (3,019)
     Sales taxes receivable                                       85,608        11,709       (28,073)
     Prepaid expenses                                             47,888       (65,364)      (41,676)
     Accounts payable                                            (63,561)       15,546       713,614
     Accrued liabilities                                         (44,240)       40,455       510,176
                                                              ----------    ----------    ----------
Cash flows from operating activities                            (971,677)     (371,043)   (4,800,414)
                                                              ----------    ----------    ----------
INVESTING ACTIVITIES
Cash position of acquired company                                    263
Term deposit                                                       9,562                     (21,339)
Advances to directors and shareholders                               167                      (9,358)
Other advances                                                    13,695
Proceeds from disposal of assets                                   2,192                       2,192
Capital assets                                                   (64,695)      (33,808)   (1,363,747)
Effect of exchange rate changes                                   99,569        (1,240)      100,332
                                                              ----------    ----------    ----------
Cash flows from investing activities                              46,794       (21,353)   (1,291,658)
                                                              ----------    ----------    ----------
FINANCING ACTIVITIES
Advances to related companies                                    (44,242)
Advance from directors                                               167         5,510        13,687
Repayment of long-term debt                                       (4,744)       (2,224)      (18,524)
Proceeds promissory notes                                        738,760                     772,560
Issuance of preferred shares of a subsidiary company - non-
controlling interest                                                                         285,474
Issuance of capital stock                                                                  3,150,242
Cancellation of capital stock                                                  (35,000)      (35,000)
Advance payment on capital stock units                                         350,010     1,843,442
Effect of exchange rate changes                                  104,256        26,369       127,826
                                                              ----------    ----------    ----------
Cash flows from financing activities                             838,439       344,665     6,095,465
                                                              ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents             (86,444)      (47,731)        3,393
Cash and cash equivalents, beginning of period                    89,837        62,970
                                                              ----------    ----------    ----------
Cash and cash equivalents, end of period                           3,393        15,239         3,393
                                                              ==========    ==========    ==========

SUPPLEMENTARY INFORMATION
Cash paid during the period for interest                             233           565         4,126
                                                              ==========    ==========    ==========


The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)
--------------------------------------------------------------------------------
1 - NATURE OF OPERATIONS

The Company, in its development stage, is involved in the e-business industry. It provides end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet).

Going concern

The Company's consolidated financial statements for the three-month period ended September 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $1,121,927 in the three-month period ended September 30, 2000 and $5,466,012 in the period July 31, 1998 (inception) through June 30, 2000. In adition the Company has a shareholders' deficiency of $1,556,733 and a working capital deficiency of $2,078,307. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


--------------------------------------------------------------------------------
2 - BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at September 30, 2000, results of operations and cash-flows for the three-month period ended September 30, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


--------------------------------------------------------------------------------
3 - PROMISSORY NOTES

During the three-month period ended September 30, 2000, the Company received $545,000* and and issued promissory notes due on demand at any time after January 1st, 2001. The company also received $193,760* as short term interest-free demand loans.

                                        2000-09-30    2000-06-30
                                        -----------   -----------
                                  10%        33,181        33,800
                                   5%       545,000
                        Interest-free       193,760
                                        -----------   -----------
                                Total       771,941        33,800
                                        ===========   ===========

Subsequent to September 30th, 2000, the Company received $99,535* as short term interest-free demand loans.

* Received from certain shareholders

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(In U.S. dollars)
(Unaudited)
--------------------------------------------------------------------------------
4 - CAPITAL STOCK

Stock split

On September 20, 2000, the directors of 3560309 Canada Inc. reduced by reverse split the number of issued and outstanding exchangeable shares by a factor of 3:1 such that three (3) of such exchangeable became one (1) exchangeable share. The number of outstanding exchangeable shares decreased from 25,094,996 to 8,364,998. As a result, the number of votes available on the special voting stock issued by the Company has been reduced by a factor of 3:1 to 8,364,998.

Warrants

At September 30, 2000, in connection with the issuance of stock units, warrants to purchase 233,340 and 333,340 shares of common stock for $1.50, 111,940 shares of common stock for $1.34, 680,106 shares of common stock for $1.67 and 1,087,035 shares of common stock for $1.20 are outstanding. The warrants expire October 15, November 30, December 30, 2000, March 29, 2001 and September 5, 2001 respectively.

Stock compensation plan

The following table summarizes the changes in the stock option plan during the quarter:

                                                                        Weighted
                                          Range of       Number          average
                                    exercise price   of options   exercise price
                                    ---------------  -----------  --------------
                                                 $                           $
Outstanding, June 30, 2000             1.38 - 2.00    8,103,723           1.98
Granted                                0.69 - 1.97      729,503           1.55
Cancelled                                     2.00       (9,985)          2.00
                                                     -----------  -------------

Outstanding, September 30, 2000                        8,823,241           1.90
                                                     ===========  =============

Options exercisable, end of period                     1,193,750           2.00
                                                     ===========  =============

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

Forward Looking Statements

     The following presentation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and relate to anticipated future events that are not historical facts, such as our business strategies and their intended results. Our actual results could differ materially from those set forth in the forward-looking statements as a result of (i) changes in general economic conditions, (ii) changes in the assumptions used in making these statements,
(iii) our lack of a long-term operating history, (iv) competition generally, and in the technology sector in particular, (v) our ability to attract, hire, train and retain competent personnel in a variety of functions, (vi) our ability to raise sufficient capital to fund our expansion, and (vii) our continued ability to generate virtual stores that attract visitors to our e-merchants' Websites. A more complete (although non-exhaustive) description of the risk factors applicable to our business is found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Results of Operations

     Three-month Period ended September 30, 2000 compared to Three-month Period ended September 30, 1999

     The Company made the first sales of its products and services in the fourth quarter of its last fiscal year, during which it placed its first virtual stores online. During the first quarter of the current fiscal year, five more merchants went online using the Company's solution, although revenues for the quarter did not increase materially from the previous quarter. One of these new merchants reflects the Company's change in focus to medium- and large-scale retailers, which are the retailers that the Company believes have the most potential for profitable Internet-generated business. The Company believes that the change in focus will enable it to increase its revenues significantly beyond current levels, if it obtains sufficient financing, as discussed below, but there is no assurance that the Company will be able to do so.

     Operating and administrative expenses incurred for the three months ended September 30, 2000 were $1,129,178, an increase of $702,464 from the same expenses incurred during the three months ended September 30, 1999. These increases represent the cost of growing the Company, building its infrastructure and product, hiring and paying employees, market research and marketing and expenses connected with attempting to arrange financing. In particular, the increases in the September 2000 expenses over the September 1999 figures reflect the following:

o the Company had more employees, and those employees were earning higher salaries (increase in salaries and employee benefits over three-month period from prior year: $204,346) and the Company also incurred more consultants' fees during the period;

o the Company incurred increased professional fees, primarily in connection with the preparation of the Company's interim financial statements and in connection with its securities filings and private placement negotiations (increase: $43,466);

o the Company incurred increased advertising and marketing costs, as the Company officially launched its web-based e-tailing solution for retailers (increases: $98,940);

o the Company incurred increased subcontract fees as it required additional resources to complete its product development from both a management and a technical point of view (increase: $63,901);

o the Company's web hosting and maintenance of licensing fees increased significantly as the Company has completed its pilot program that is formally launched and functional (increase: $106,179).

     For the quarter ended September 30, 2000, the Company had a net loss of $1,121,927, compared to a net loss for the quarter ended September 30, 1999, of $426,714. As of September 30, 2000, the Company had an accumulated deficit of $6,587,939, compared to an accumulated deficit of $1,411,260 as of September 30, 1999.


Liquidity and Capital Resources

     During the quarter ended September 30, 2000, the Company received a loan of $545,000 from a shareholder. The loan bears interest at five percent and is payable on demand at any time after January 1, 2001. The Company also obtained interest-free demand loans from two shareholders (including the shareholder who made the first loan) in the aggregate amount of $193,760 (Cdn.$292,000) (references to Canadian dollar amounts indicate that the loan was made in Canadian dollars). At September 30, 2000, the Company had $3,393 in cash available to fund operations. Subsequent to the end of the quarter, the Company received an additional $99,535 (Cdn.$150,000) in the form of an interest-free demand loan from a third shareholder.

     The Company requires substantial financing within the next thirty (30) days to continue to fund its operations at current levels. The Company's current monthly operating expenses total approximately $180,000, of which a substantial portion is now being provided through financing of trade and other payables with suppliers and other creditors. Failure to obtain financing within this time-frame will require the Company to either substantially reduce its operations or cease operations altogether. Further, the Company anticipates that it will require additional financing aggregating about $3,700,000 to enable it to expand its operations as currently planned through May 2001, and thereafter will require an additional $16,000,000 to fund its planned operations for the following 18 months, including the deployment of the Company's products and services and the completion of the Company's required infrastructure in terms of additional equipment and personnel. The failure to obtain this long-term financing would have a material adverse effect on the financial position and results of operation of the Company, and would be likely to cause the Company to sharply reduce the products and services offered and ongoing development of its solution. The Company has no arrangements or commitments for any immediate or long-term financing, and there is no assurance that the Company will be able to raise any more working capital through equity or debt financing, or that any such financing will be available at commercially reasonable rates. Furthermore, any such financing may be at terms that could dilute the Company's existing shareholders.

Item 3. There have been no material changes from the information provided with respect to market risk in the registrant's Form 10-K.


              [The remainder of this page intentionally left blank]

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None.


Item 2. Changes in Securities and Use of Proceeds.

     During the quarter ended on September 30, 2000, in lieu of paying $39,880 in accrued salary, the Company issued to the executive officers of the Company options to purchase an aggregate of 350,003 shares of Common Stock at an exercise price of $0.69 per share. These options expire on March 2, 2005. The salary payments that the Company saved were used for general corporate purposes. During the quarter, the Company issued additional options to its officers and certain employees to purchase an aggregate of 379,500 shares of Common Stock at exercises prices ranging from $1.16 to $1.97 per share. These options also expire on March 2, 2005. The Company relied on the exemption from registration provided in Regulation S under the Securities Act of 1933, as amended, as all of the Company's executive officers and employees are Canadian citizens who are located in Canada and did not undertake any activities in the United States in connection with the issuance of the options. The Company did not engage in any directed selling efforts in the United States in connection with this share issuance.


Items 3 through 5. The registrant has nothing to report under these items.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits -27 - Financial Data Schedule

(b)  Reports on Form 8K - None were filed in the  quarter  ended  September  30,
     2000.



                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PLANET411.COM INC.


Dated: November 13, 2000                          By: /s/ Laval Bolduc
                                                      --------------------------
                                                      Laval Bolduc
                                                      Chief Financial Officer
                                                      (Authorized Signatory)
                                                      Treasurer
                                                      (Chief Accounting Officer)