Form 10-Q
period 2000-12-31
PLANET411 COM INC
filed 2001-02-20
CIK 1096555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


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

Yes [X]   No [ ]

At February 9, 2001, there were 26,037,876 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)

=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------

                                                                                          (Unaudited)
                                                                                           ----------
                                                                                           2000-12-31        2000-06-30
                                                                                           ----------        ----------
                                                                                                    $                 $
ASSETS
Current assets
     Cash                                                                                      37,872            89,837
     Term deposits, 4.25% to 4.8%, maturing on March and April 2001                            21,686            30,901
     Accounts receivable                                                                        4,080             5,904
     Sales taxes receivable                                                                     9,595           113,681
     Advances to directors and shareholders, without interest                                   6,666             9,071
     Prepaid expenses                                                                          29,409            89,564
                                                                                           ----------        ----------
                                                                                              109,308           338,958
Capital assets, net                                                                           703,775           941,075
                                                                                           ----------        ----------
                                                                                              813,083         1,280,033
                                                                                           ==========        ==========

LIABILITIES
Current liabilities
     Accounts payable                                                                       1,272,718           924,382
     Accrued liabilities                                                                      337,258           554,416
     Interest-free demand loan from a director and shareholder                                146,647
     Short-term debt (Note 3)                                                                 749,639            33,800
     Instalments on long-term debt                                                              2,292             8,122
                                                                                           ----------        ----------
                                                                                            2,508,554         1,520,720
Advances from directors and shareholders, without interest or repayment terms                   6,665            13,520
Redeemable preferred stock of a subsidiary                                                    285,474           285,474
                                                                                           ----------        ----------
                                                                                            2,800,693         1,819,714
                                                                                           ----------        ----------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 4)
     Special voting stock, having a par value of $0.001, holding a number of votes equal to the number of exchangeable shares of 3560309 Canada Inc.
     outstanding other than those held directly or indirectly by the Company, 1
     share authorized; 1 share December 31, 2000 and June 30, 2000 issued and outstanding        --                --
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none
     issued                                                                                      --                --
     Common stock, having a par value of $0.001, 69,999,999 shares authorized;
     26,037,876 (December 31, 2000) and 24,950,841 (June 30, 2000) issued and
     outstanding                                                                               26,038            24,951
Contributed surplus                                                                         4,876,723         3,573,368
Advance payment on capital stock units                                                        266,631         1,304,442
Accumulated other comprehensive income                                                         84,358            23,570
Deficit accumulated during the development stage                                           (7,241,360)       (5,466,012)
                                                                                           ----------        ----------
                                                                                           (1,987,610)         (539,681)
                                                                                           ----------        ----------
                                                                                              813,083         1,280,033
                                                                                           ==========        ==========

-----------------------------------------------------------------------------------------------------------------------

=======================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Operations
(Unaudited)
(In U.S. dollars)

====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     For the period
                                                                                                                         1998-07-31
                                                    Three months     Three months       Six months      Six months      (inception)
                                                           ended            ended            ended           ended          through
                                                      2000-12-31       1999-12-31       2000-12-31      1999-12-31       2000-12-31
                                                     -----------      -----------      -----------     -----------      -----------
                                                               $                $                $               $                $
Revenue                                                    3,113             --             10,364            --             17,024
                                                     -----------      -----------      -----------     -----------      -----------
Operating and administrative expenses
     Salaries                                            285,884          195,800          651,365         376,174        1,918,659
     Fringe benefits                                      27,508           18,902           65,044          37,199          249,651
     Subcontracts                                          7,777           10,024           77,247          15,593          799,598
     Training                                                174              442              174           1,874           26,953
     Advertising and marketing research                  (11,010)         234,994          106,864         253,928          608,294
     Transportation                                          870              185              870           1,081            4,318
     Promotion                                               500           26,678            1,036          31,270           65,719
     Rent                                                 37,365           11,806           76,355          35,161          242,354
     Web hosting and maintenance of licenses             117,629          292,009          230,204         298,405          829,836
     Rental, maintenance and repairs                         601              412            3,306             745           28,388
     Taxes and permits                                     9,120            2,740           18,700           7,232           52,073
     Insurance                                               721            5,440            1,463           7,582            7,254
     Office supplies and courier                          10,557           11,661           23,503          23,467          142,896
     Communications                                       12,005            3,837           23,886          12,106           89,683
     Professional fees                                    51,921            6,230          165,360          76,203        1,215,691
     Interest on short-term debt and bank charges         18,724            1,003           27,302           4,648           53,986
     Interest on long-term debt                              133              277              366             842            4,980
     Service contracts                                       568           26,080            1,087          26,080           94,589
     Travel                                                1,851            8,461            9,783          15,848           81,586
     Foreign exchange                                    (24,248)         (17,422)          72,243         (12,490)          (2,511)
     Loss (gain) on disposal of capital assets            (1,310)                            7,621                            7,621
     Amortization of capital assets                      109,194           56,959          221,933         110,284          736,766
                                                     -----------      -----------      -----------     -----------      -----------
                                                         656,534          896,518        1,785,712       1,323,232        7,258,384
                                                     -----------      -----------      -----------     -----------      -----------
Net loss                                                 653,421          896,518        1,775,348       1,323,232        7,241,360
Other comprehensive income
     Foreign exchange translation
     adjustment                                          (44,087)          25,917           60,788          52,286           84,358
                                                     -----------      -----------      -----------     -----------      -----------
Comprehensive loss                                       697,508          870,601        1,714,560       1,270,946        7,157,002
                                                     ===========      ===========      ===========     ===========      ===========

Basic loss per share                                        0.02             0.03             0.05            0.04             0.29
                                                     ===========      ===========      ===========     ===========      ===========

Weighted average number of outstanding
shares of common stock (the special
voting stock considered as 8,364,998
shares of common stock)                               34,402,874       32,264,709       34,012,959      32,267,376       24,814,689
                                                     ===========      ===========      ===========     ===========      ===========

------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
(Unaudited)
(In U.S. dollars)

====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------




                                                                                       Special                          Common
                                                                                  voting stock                           stock
                                                                   ---------------------------     ---------------------------
                                                                     Number of                       Number of
                                                                        shares          Amount          shares          Amount
                                                                   -----------     -----------     -----------     -----------
                                                                                             $                               $
Special voting stock (8,364,998 votes)                                       1
Balance outstanding on April 20, 1999, date of reverse takeover                                      8,484,315           8,484
June 1999 - exercise of warrants - for cash                                                         15,600,000          15,600
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                   -----------     -----------     -----------     -----------
Balance at June 30, 1999                                                     1            --        24,084,315          24,084
August 1999, cancellation of common stock - for cash                                                  (600,000)           (600)
September 1999, capital stock units issued                                                             107,800             108
Foreign exchange translation adjustment
Net loss
                                                                   -----------     -----------     -----------     -----------
Balance at September 30, 1999                                                1            --        23,592,115          23,592
October 1999, capital stock units issued - for cash                                                    233,340             233
November 1999, capital stock units issued - for cash                                                   333,340             334
Foreign exchange translation adjustment
Net loss
                                                                   -----------     -----------     -----------     -----------
Balance at December 31, 1999                                                 1            --        24,158,795          24,159
January 2000, capital stock units issued - for cash                                                    111,940             112
March 2000, capital stock units issued - for cash                                                      680,106             680
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                   -----------     -----------     -----------     -----------
Balance at June 30, 2000                                                     1            --        24,950,841          24,951
September 2000, capital stock units issued                                                           1,087,035           1,087
Foreign exchange translation adjustment
Net loss
                                                                   -----------     -----------     -----------     -----------
Balance at September 30, 2000                                                1            --        26,037,876          26,038
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                   -----------     -----------     -----------     -----------
Balance at December 31, 2000                                                 1            --        26,037,876          26,038
                                                                   ===========     ===========     ===========     ===========

                                                                                                                     Deficit
                                                                                      Advance    Accumulated     accumulated
                                                                                   payment on          other      during the
                                                                   Contributed  capital stock  comprehensive     development
                                                                       surplus          units         income           stage
                                                                   -----------    -----------    -----------     -----------

                                                                        Amount         Amount         Amount          Amount
                                                                   -----------    -----------    -----------     -----------
                                                                             $              $              $               $
Special voting stock (8,364,998 votes)                                 104,444
Balance outstanding on April 20, 1999, date of reverse takeover        (64,407)
June 1999 - exercise of warrants - for cash                            894,400
Advance payment on capital stock units                                                539,000
Foreign exchange translation adjustment                                                              (26,472)
Net loss                                                                                                            (984,546)
                                                                   -----------    -----------    -----------     -----------
Balance at June 30, 1999                                               934,437        539,000        (26,472)       (984,546)
August 1999, cancellation of common stock - for cash                   (34,400)
September 1999, capital stock units issued                             538,892       (539,000)
Foreign exchange translation adjustment                                                               26,369
Net loss                                                                                                            (426,714)
                                                                   -----------    -----------    -----------     -----------
Balance at September 30, 1999                                        1,438,929           --             (103)     (1,411,260)
October 1999, capital stock units issued - for cash                    349,777
November 1999, capital stock units issued - for cash                   499,676
Foreign exchange translation adjustment                                                               25,917
Net loss                                                                                                            (896,518)
                                                                   -----------    -----------    -----------     -----------
Balance at December 31, 1999                                         2,288,382           --           25,814      (2,307,778)
January 2000, capital stock units issued - for cash                    149,888
March 2000, capital stock units issued - for cash                    1,135,098
Advance payment on capital stock units                                              1,304,442
Foreign exchange translation adjustment                                                               (2,244)
Net loss                                                                                                          (3,158,234)
                                                                   -----------    -----------    -----------     -----------
Balance at June 30, 2000                                             3,573,368      1,304,442         23,570      (5,466,012)
September 2000, capital stock units issued                           1,303,355     (1,304,442)
Foreign exchange translation adjustment                                                              104,875
Net loss                                                                                                          (1,121,927)
                                                                   -----------    -----------    -----------     -----------
Balance at September 30, 2000                                        4,876,723           --          128,445      (6,587,939)
Advance payment on capital stock units                                                266,631
Foreign exchange translation adjustment                                                              (44,087)
Net loss                                                                                                            (653,421)
                                                                   -----------    -----------    -----------     -----------
Balance at December 31, 2000                                         4,876,723        266,631         84,358      (7,241,360)
                                                                   ===========    ===========    ===========     ===========

                                                                            Total
                                                                    shareholders'
                                                                           equity
                                                                     (deficiency)
                                                                      -----------

                                                                           Amount
                                                                      -----------
                                                                                $
Special voting stock (8,364,998 votes)                                    104,444
Balance outstanding on April 20, 1999, date of reverse takeover           (55,923)
June 1999 - exercise of warrants - for cash                               910,000
Advance payment on capital stock units                                    539,000
Foreign exchange translation adjustment                                   (26,472)
Net loss                                                                 (984,546)
                                                                      -----------
Balance at June 30, 1999                                                  486,503
August 1999, cancellation of common stock - for cash                      (35,000)
September 1999, capital stock units issued
Foreign exchange translation adjustment                                    26,369
Net loss                                                                 (426,714)
                                                                      -----------
Balance at September 30, 1999                                              51,158
October 1999, capital stock units issued - for cash                       350,010
November 1999, capital stock units issued - for cash                      500,010
Foreign exchange translation adjustment                                    25,917
Net loss                                                                 (896,518)
                                                                      -----------
Balance at December 31, 1999                                               30,577
January 2000, capital stock units issued - for cash                       150,000
March 2000, capital stock units issued - for cash                       1,135,778
Advance payment on capital stock units                                  1,304,442
Foreign exchange translation adjustment                                    (2,244)
Net loss                                                               (3,158,234)
                                                                      -----------
Balance at June 30, 2000                                                 (539,681)
September 2000, capital stock units issued
Foreign exchange translation adjustment                                   104,875
Net loss                                                               (1,121,927)
                                                                      -----------
Balance at September 30, 2000                                          (1,556,733)
Advance payment on capital stock units                                    266,631
Foreign exchange translation adjustment                                   (44,087)
Net loss                                                                 (653,421)
                                                                      -----------
Balance at December 31, 2000                                           (1,987,610)
                                                                      ===========

------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
(Unaudited)
(In U.S. dollars)

====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                     For the period
                                                                                                                         1998-07-31
                                                                                     Six months        Six months       (inception)
                                                                                          ended             ended           through
                                                                                     2000-12-31        1999-12-31        2000-12-31
                                                                                     ----------        ----------        ----------
                                                                                              $                 $                 $
OPERATING ACTIVITIES
Net loss                                                                             (1,775,348)       (1,323,232)       (7,241,360)
Non-cash items
     Amortization of capital assets                                                     221,933           110,284           736,766
     Loss on disposal of capital assets                                                   7,621                               7,621
Changes in non-cash working capital items
     Accounts receivable                                                                  1,824                              (4,080)
     Sales taxes receivable                                                             104,086           (10,403)           (9,595)
     Prepaid expenses                                                                    60,155           (61,601)          (29,409)
     Accounts payable                                                                   361,148           347,974         1,138,323
     Accrued liabilities                                                               (217,158)           29,281           337,258
                                                                                     ----------        ----------        ----------
Cash flows from operating activities                                                 (1,235,739)         (907,697)       (5,064,476)
                                                                                     ----------        ----------        ----------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                               263
Term deposit                                                                              9,215                             (21,686)
Advances to directors and shareholders                                                    2,859                              (6,666)
Other advances                                                                                             13,695
Proceeds from disposal of capital assets                                                  5,750                               5,750
Capital assets                                                                          (60,372)         (120,497)       (1,359,424)
Effect of exchange rate changes                                                           1,995             3,042             2,758
                                                                                     ----------        ----------        ----------
Cash flows from investing activities                                                    (40,553)         (103,760)       (1,379,005)
                                                                                     ----------        ----------        ----------
FINANCING ACTIVITIES
Advances to related companies                                                                                               (44,242)
Advance from directors                                                                   (6,855)            5,519             6,665
Repayment of long-term debt                                                              (5,830)           (3,019)          (19,610)
Proceeds interest-free demand loan from a director and shareholder                      146,647                             146,647
Proceeds on short-term debt                                                             805,418                             839,218
Repayment of short-term debt                                                            (89,883)                            (89,883)
Issuance of preferred shares of a subsidiary company - non-controlling
interest                                                                                                                    285,474
Issuance of capital stock                                                                                                 3,150,242
Cancellation of capital stock                                                                             (35,000)          (35,000)
Advance payment on capital stock units                                                  266,631         1,000,020         2,110,073
Effect of exchange rate changes                                                         108,199               658           131,769
                                                                                     ----------        ----------        ----------
Cash flows from financing activities                                                  1,224,327           968,178         6,481,353
                                                                                     ----------        ----------        ----------
Net increase (decrease) in cash and cash equivalents                                    (51,965)          (43,279)           37,872
Cash and cash equivalents, beginning of period                                           89,837            62,970
                                                                                     ----------        ----------        ----------
Cash and cash equivalents, end of period                                                 37,872            19,691            37,872
                                                                                     ==========        ==========        ==========

SUPPLEMENTARY INFORMATION
Cash paid during the period for interest                                                    233               842             4,126
                                                                                     ==========        ==========        ==========

------------------------------------------------------------------------------------------------------------------------------------

====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

================================================================================
1 - NATURE OF OPERATIONS
--------------------------------------------------------------------------------

The Company, in its development stage, is involved in the e-business industry. It provides end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet).

Going concern

The Company's consolidated financial statements for the six-month period ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $1,775,348 in the six-month period ended December 31, 2000 and $7,241,360 in the period July 31, 1998 (inception) through December 31, 2000. In addition, the Company has a shareholders' deficiency of $1,987,610 and a working capital deficiency of $2,399,246.

In December 2000, two service providers informed the Company that their contracts would be terminated as they were owed approximately $230,000 and the amounts were not being paid. Following negotiations payment schedules were put in place and the service contracts continued. Subsequent to December 31, 2000, the Company paid $80,000 to comply with the payment schedules.

Also in December 2000, the Company received a demand letter from a supplier to pay approximately $55,000. The Company is currently negotiating an agreement with respect to this claim. Subsequent to December 31, 2000, the Company paid $16,600 towards this claim.

On January 24, 2001, subsequent to the balance sheet date, the Company signed an Option Agreement by which Cash Card Inc. had an option to acquire 60% (on a fully diluted basis) of the equity of Planet 411.com Inc. prior to March 21, 2001 for $6,000,000. The option was exercisable immediately but was subject to Cash Card Inc. providing interim financing, and assigning certain contracts and licenses to the Company. Failure to do so would result in Cash Card Inc.'s loss of its right under the option.

On February 14, 2001, the expiration date of the Option Agreement was accelerated and the Option Agreement terminated in accordance with its terms, as Cash Card, Inc. had defaulted in its obligations under the Option Agreement.

Prior to the termination of the Option Agreement, Cash Card had assigned to the Company one contract that Cash Card had procured, and the termination of the Option Agreement will have no impact on this assignment. Furthermore, Cash Card and the Company have executed a letter of understanding whereby Cash Card has agreed to assign additional Internet-based transaction processing contracts to the Company on terms to be negotiated on a case-by-case basis.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

================================================================================
1 - NATURE OF OPERATIONS (Continued)
--------------------------------------------------------------------------------

The Company's management plans to raise capital to fund continuing operations by the utilization of one or a combination of the following:

1) Private placement of equity securities and/or debenture financing through negotiations with capital investors.

2) Formation of a joint venture of the Company with a strategic partner to provide the capital resources to deploy the operations.

3)   Agreement with an underwriter to undertake a public issuance of shares.


================================================================================
2 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at December 31, 2000, results of operations for the six and three-month periods and cash flows for the six-month period ended December 31, 2000 and 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the six and three-month periods ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.


================================================================================
3 - SHORT-TERM DEBT
--------------------------------------------------------------------------------

During the six-month period ended December 31, 2000, the Company received $545,000(a) and issued promissory notes due on demand at any time after January 1st, 2001. The Company also incurred a net amount of $171,310(a) as short-term interest-free demand loans.

                                                      (Unaudited)
                                                       2000-12-31     2000-06-30
                                                     ------------   ------------

                                               10%         33,329         33,800
                                                5%        545,000
                                     Interest-free        171,310
                                                     ------------   ------------
                                             Total        749,639         33,800
                                                     ============   ============
(a)  Received from a shareholder.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

================================================================================
4 - CAPITAL STOCK
--------------------------------------------------------------------------------

Stock split

On September 20, 2000, the directors of 3560309 Canada Inc. reduced by reverse split the number of issued and outstanding exchangeable shares by a factor of 3:1 such that three of such exchangeable shares became one exchangeable share. The number of outstanding exchangeable shares decreased from 25,094,996 to 8,364,998. As a result, the number of votes available on the special voting stock issued by the Company has been reduced by a factor of 3:1 to 8,364,998.

Warrants

At December 31, 2000, in connection with the issuance of stock units, warrants to purchase 680,106 shares of common stock for $1.67 and 1,087,035 shares of common stock for $1.20 are outstanding. The warrants expire March 29, 2001 and September 5, 2001 respectively.

Advance payment for capital stock

During the quarter ended December 31, 2000, the Company received $266,631 (CA$400,000) with respect to a private sale of 3,418,346 shares of common stock at $0.078 per share. As of December 31, 2000, no shares have been issued with respect to this private sale.


Subsequent to December 31, 2000, the Company received $466,604 (CA$700,000) with respect to a private sale for 5,982,103 shares of common stock at $0.078 per share.


Stock compensation plan

The following table summarizes the changes in the stock option plan during the six-month period ended December 31, 2000:

                                                                        Weighted
                                          Range of       Number          average
                                    exercise price   of options   exercise price
                                    --------------  ------------  --------------
                                                 $                             $
Outstanding, June 30, 2000             1.38 - 2.00    8,103,723             1.98
Granted                                0.69 - 1.97      729,503             1.55
Cancelled                                     2.00     (146,745)            2.00
                                                    -----------   --------------
Outstanding, December 31, 2000                        8,686,481             1.90
                                                    ===========   ==============

Options exercisable, end of period                    1,174,766             2.00
                                                    ===========   ==============

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

Results of Operations

     Three- and Six-Month Periods ended December 31, 2000 compared to Three- and Six-Month Periods ended December 31, 1999

General

     The Company made the first sales of its products and services in the fourth quarter of its last fiscal year (ending June 30, 2000), during which it placed its first virtual stores online. During the first quarter of the current fiscal year, five more merchants went online using the Company's solution. During the first quarter of this fiscal year, the Company changed its focus to medium- and large-scale retailers, instead of small- and medium-sized retailers. During the second fiscal quarter (ended December 31, 2000), the Company had revenues of $3,113 and did not place any new virtual stores on line. Revenues for the first six months of the fiscal year were $10,364. Management believes the results for the second quarter are attributable to the general downturn in the high technology "dotcom" markets and merchants' reluctance to start their online business during the holiday season.

     Operating and administrative expenses for the first six months of the fiscal year were $1,785,712, an increase of $462,480, or 35%, over the six-month period ended December 31, 1999. However, operating and administrative expenses for the three months ended December 31, 2000 were $656,534, which represents a decrease of $239,984, or 27%, in expenses incurred for the three months ended December 31, 1999.

     The variances of the expenses incurred during the three and six month periods ended December 31, 2000, compared to December 31, 1999, reflect the following:

     o The Company had more employees in 2000 than 1999, and those employees were earning higher salaries. Salary and benefit expenses increased by $98,690, or 46%, for the fiscal quarter and $303,036, or 73%, for the six-month period ended December 31, 2000, compared to the respective periods ended December 31, 1999. The Company reduced its salary expenses by $79,597 from the first fiscal quarter ($365,481) to the second fiscal quarter ($285,884) as a result of a reduction in the number of employees.

     o The Company continued to incur increased professional fees, primarily in connection with the preparation of the Company's interim financial statements and in connection with its securities filings and private placement negotiations. These amounts increased $45,691, or approximately seven-fold, for the fiscal quarter and $89,157, or 117%, for the six-month period ended December 31, 2000, compared to the respective periods ended December 31, 1999. In comparison to the fiscal quarter ended September 30, 2000, professional fees in the fiscal quarter ended December 31, 2000, decreased by $61,518, or 54%.

     o Due to the Company's increased office space, its rent increased by $25,559 and $41,194, respectively, for the fiscal quarter and six-month period ended December 31, 2000, as compared to the respective periods ended December 31, 1999.

     o The aforementioned increases in expenses were offset by decreases in advertising and marketing research costs in the three months ended December 31, 2000. Expenses for market studies and public relations costs related to the Company's business model and its publicity campaign that were incurred in the fiscal quarter ended December 31, 1999 were not incurred in subsequent periods. This resulted in decreases in advertising and marketing of $246,004 for the fiscal quarter and $147,064 for the six-month period ended December 31, 2000, compared to the respective periods ended December 31, 1999.

     o Lower web hosting and maintenance of licensing fees contributed significantly to the decrease in administrative and operating expenses. Because the Company did not renew certain online services that management believed were no longer required under the new business plan, as well as one-time setup fees that were incurred in the three-month period ended December 31, 1999, these fees decreased by $174,380 and $68,201 for the fiscal quarter and six-month period ended December 31, 2000, as compared to the respective periods ended December 31, 1999.

     o The decrease from quarter to quarter in administrative and operating expenses also resulted from a $25,512 decrease in service contract expenses in the fiscal quarter ended December 31, 2000, compared to the fiscal quarter ended December 31, 1999. This decrease is attributable to a service contact that was not renewed because it was not required under the Company's new business plan.

     For the fiscal quarter ended December 31, 2000, the Company had a net loss of $653,421, compared to a net loss for the quarter ended December 31, 1999, of $896,518. For the six months ended December 31, 2000, the Company had a net loss of $1,775,348, compared to a net loss for the six months ended December 31, 1999, of $1,323,232.

Liquidity and Capital Resources

     During the fiscal quarter ended September 30, 2000, the Company received a loan of $545,000 from a shareholder. The loan bears interest at five percent and is payable on demand. The Company also obtained interest-free demand loans from the same shareholder in the aggregate amount of $171,310 (Cdn.$257,000) during the previous fiscal quarter. (References in this report to Canadian dollar amounts indicate that the applicable loan or advance was made in Canadian dollars.) At December 31, 2000, the Company had $37,872 in cash available to fund operations.

     During the quarter ended December 31, 2000, the Company received an advance of $266,631 (Cdn.$400,000) with respect to a private sale of 3,418,346 shares of its common stock at $0.078 per share. As of December 31, 2000, none of such shares had been issued. Subsequent to December 31, 2000, the Company received an additional $466,604 (Cdn.$700,000) advance with respect to 5,982,103 additional shares of common stock to be purchased by the same investor for $0.078 per share.

     At December 31, 2000, the Company had $37,872 and working capital of -$2,399,246. The Company requires immediate and ongoing substantial financing to continue to fund its operations at current levels. The Company's current monthly operating expenses total approximately $175,000, of which a substantial portion is now being provided through financing of trade and other payables with suppliers and other creditors. Failure to obtain financing within this time-frame will require the Company to either substantially reduce its operations or cease operations altogether. Further, the Company anticipates that it will require substantial additional financing beyond that required for its current operations if it is to expand these operations in furtherance of its current business plan. The failure to obtain this long-term financing would have a material adverse effect on the financial position and results of operation of the Company, and would be likely to cause the Company to sharply reduce the products and services offered and ongoing development of its products and services. The Company has no arrangements or commitments for any immediate or long-term financing, and there is no assurance that the Company will be able to raise additional working capital through equity or debt financing at commercially reasonable rates, if at all. Furthermore, any such financing may be at terms that could significantly dilute the Company's existing shareholders.

Subsequent Event

     On January 24, 2001, the Company issued an option to Cash Card, Inc., exercisable for approximately 74.7% (60% on a fully-diluted basis) of the Company's authorized and issued shares of common stock, as well as veto rights with respect to certain "corporate" transactions and preemptive rights with respect to offerings of securities through January 24, 2001. The terms of the options were modified on January 31, 2001. This option, as so amended, is described in greater detail in (and attached as an exhibit to) the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 2001. In consideration for this option, Cash Card was to deliver the following to the Company:

     (1) a $500,000 working capital loan, $50,000 of which was deliverable on February 5, 2001, and the balance of which was deliverable on or before February 14, 2001;

     (2) assignments relating to e-commerce contracts procured by Cash Card related to Internet-based transaction processing; and

     (3) not later than February 28, 2001, an additional line of credit aggregating $3,000,000 (exclusive of the aforementioned working capital loan).

     The Company had received confirmation of the commencement of preliminary transfers (to Cash Card) in connection with the $50,000 portion of the loan due on February 5th. However, such funds, as well as the balance of $450,000 due February 14, 2001, were never received by the Company. Accordingly, in accordance with the terms of the option, the expiration date was automatically accelerated and the option terminated.

     Prior to the termination of the option, Cash Card had assigned to the Company one contract that Cash Card had procured, and the termination of the option will have no impact on this assignment. Furthermore, Cash Card and the Company have executed a letter of understanding whereby Cash Card has agreed to assign additional Internet-based transaction processing contracts to the Company on terms to be negotiated on a case-by-case basis.


                                      * * *

Item 3. There have been no material changes from the information provided with respect to market risk in the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


PART II. OTHER INFORMATION


Item 1. Legal Proceedings

     None.


Item 2.  Changes in Securities and Use of Proceeds.

     The Company did not issue any securities during the quarter ended December 31, 2001. However, as described under "Liquidity and Capital Resources," the Company received $266,631 (Cdn.$400,000) as an advance to be applied to the purchase of 3,418,346 shares of the Company's common stock at a price of $0.078 per share. The same investor made a second advance of $466,604 (Cdn.$700,000) in January 2001 for 5,982,103 additional shares at the same price. The advances were used for general corporate purposes. The Company is relying on the exemption from registration provided in Regulation S under the Securities Act of 1933, as amended, as the investor is not a "U.S. Person," the transaction was effected in an offshore transaction and the Company did not engage in any directed selling efforts in the United States in connection with this transaction.


Items 3 through 5. The registrant has nothing additional to report under these items.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits - None.
(b) Reports on Form 8K - None were filed in the quarter ended December 31, 2001. In Part I, Item 2, "Subsequent Event," reference is made to the registrant's Form 8-K filed with the Securities and Exchange Commission on February 8, 2001.

                            [Signature Page is Next]

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANET411.COM INC.


Dated: February 20, 2001                     By: /s/ Laval Bolduc
                                                -------------------------------
                                                     Laval Bolduc
                                                     Chief Financial Officer
                                                     (Authorized Signatory)
                                                     Treasurer
                                                     (Chief Accounting Officer)