Form 10-Q
period 2001-03-31
PLANET411 COM INC
filed 2001-05-21
CIK 1096555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

Yes [X]   No

At May 14, 2001, there were 26,037,876 shares of the registrant's common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               Planet 411.com Inc.
                          (A Development Stage Company)

                        Consolidated Financial Statements
                                 March 31, 2001





               Financial Statements
                  Consolidated Balance Sheets                                F-2
                  Consolidated Operations                                    F-3
                  Consolidated Changes in Shareholders'
                  Equity (Deficiency)                                        F-4
                  Consolidated Cash Flows                                    F-5
                  Notes to Consolidated Financial
                  Statements                                          F-6 TO F-9


Planet 411.com Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)

====================================================================================================================================
                                                                                                        (Unaudited)
                                                                                                         2001-03-31      2000-06-30
                                                                                                         ----------      -----------
                                                                                                         $               $
ASSETS
Current assets
     Cash                                                                                                     2,684          89,837
     Term deposits, 4.6% to 4.9%, maturing April 2001                                                        19,019          30,901
     Accounts receivable                                                                                      4,009           5,904
     Sales taxes receivable                                                                                   5,101         113,681
     Advances to directors and shareholders, 8% (without interest June 30, 2000)                              5,959           9,071
     Prepaid expenses                                                                                        16,927          89,564
                                                                                                         ----------      ----------
                                                                                                             53,699         338,958
Capital assets, net                                                                                         562,678         941,075
                                                                                                         ----------      ----------
                                                                                                            616,377       1,280,033
                                                                                                         ==========      ==========

LIABILITIES
Current liabilities
     Accounts payable                                                                                     1,066,233         924,382
     Accrued liabilities                                                                                    364,165         554,416
     Interest-free demand loan from a director and shareholder                                              139,470              --
     Short-term debt                                                                                        739,624          33,800
     Instalments on long-term debt                                                                                            8,122
                                                                                                         ----------      ----------
                                                                                                          2,309,492       1,520,720
Advances from directors and shareholders, without interest or repayment terms                                 4,755          13,520
Redeemable preferred stock of a subsidiary                                                                  266,261         285,474
                                                                                                         ----------      ----------
                                                                                                          2,580,508       1,819,714
                                                                                                         ----------      ----------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 3)
     Special  voting  stock,  having a par value of $0.001,  holding a number of votes  equal to the number of  exchangeable  shares of 3560309  Canada Inc.
     outstanding other than those held directly or indirectly by the Company, share authorized; 1 share March 31, 2001 and June 30,
     2000 issued and outstanding                                                                                 --              --
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued                    --              --
     Common stock, having a par value of $0.001, 69,999,999 shares authorized;
     26,037,876 (March 31, 2001) and 24,950,841 (June 30, 2000) issued and outstanding                       26,038          24,951
Contributed surplus                                                                                       4,876,723       3,573,368
Advance payment on capital stock units                                                                      837,190       1,304,442
Accumulated other comprehensive income                                                                      437,907          23,570
Deficit accumulated during the development stage                                                         (8,141,989)     (5,466,012)
                                                                                                         ----------      ----------
                                                                                                         (1,964,131)       (539,681)
                                                                                                         ----------      ----------
                                                                                                            616,377       1,280,033
                                                                                                         ==========      ==========
===================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


Planet 411.com Inc.
(A Development Stage Company)
Consolidated Operations
(Unaudited)
(In U.S. dollars)

==============================================================================================================================

                                                                                                               For the period
                                                                                                                   1998-07-31
                                                        Three months   Three months   Nine months   Nine months    (inception)
                                                               ended          ended         ended         ended       through
                                                          2001-03-31     2000-03-31    2001-03-31    2000-03-31    2001-03-31
                                                         -----------    -----------    ----------   -----------    ----------
Revenue                                                  $       781    $        --    $   11,145   $        --    $   17,805
                                                         -----------    -----------    ----------   -----------    ----------
Operating and administrative expenses
     Salaries                                                223,115        340,874       874,480       717,048     2,141,774
     Fringe benefits                                          28,378         32,716        93,422        69,915       278,029
     Subcontracts                                              3,391        413,204        80,638       428,797       802,989
     Training                                                    472                          646         1,874        27,425
     Advertising and marketing research                         (710)       112,447       106,154       366,375       607,583
     Transportation                                              186            720         1,056         1,801         4,504
     Promotion                                                 1,962          4,460         2,998        35,730        67,681
     Rent                                                     36,709         46,301       113,064        81,462       279,063
     Web hosting and maintenance of licenses                 116,706        167,063       346,910       465,468       946,542
     Rental, maintenance and repairs                             608          2,774         3,914         3,519        28,997
     Taxes and permits                                        10,407          8,496        29,107        15,728        62,480
     Insurance                                                   702          3,274         2,165        10,856         7,956
     Office supplies and courier                                 (72)        25,103        23,431        48,570       142,824
     Communications                                            7,670         13,806        31,556        25,912        97,353
     Professional fees                                        71,656        225,941       237,016       302,144     1,287,347
     Interest on short-term debt and bank
     charges                                                   6,795          4,827        34,097         9,475        60,781
     Interest on long-term debt                                   22            311           388         1,153         5,002
     Service contracts                                           328             50         1,415        26,130        94,917
     Travel                                                    4,485          1,361        14,268        17,209        86,071
     Foreign exchange                                        280,254         (1,572)      352,497       (14,062)      277,743
     Loss (gain) on disposal of capital assets                  (404)                       7,217                       7,217
     Amortization of capital assets                          108,750        103,176       330,683       213,460       845,516
                                                         -----------    -----------    ----------   -----------    ----------
                                                             901,410      1,505,332     2,687,122     2,828,564     8,159,794
                                                         -----------    -----------    ----------   -----------    ----------
Net loss                                                     900,629      1,505,332     2,675,977     2,828,564     8,141,989
Other comprehensive income
     Foreign exchange translation adjustment                 353,549         26,746       414,337        26,088       437,907
                                                         -----------    -----------    ----------   -----------    ----------
Comprehensive loss                                           547,080      1,478,586     2,261,640     2,802,476     7,704,082
                                                         ===========    ===========    ==========   ===========    ==========

Basic and diluted loss per share                                0.03           0.05          0.08          0.09          0.32
                                                         ===========    ===========    ==========   ===========    ==========

Weighted  average  number of  outstanding  shares of
common  stock (the  special
voting stock considered as 8,364,998
shares of common stock)                                   34,402,874     32,717,944    34,141,033    32,416,473    25,699,752
                                                         ===========    ===========    ==========   ===========    ==========

=============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
(Unaudited)
(In U.S. dollars)

====================================================================================================================================
                                                                                            Special                         Common
                                                                                       voting stock                          stock
                                                                        ---------------------------   ----------------------------
                                                                           Number of                      Number of
                                                                              shares         Amount          shares          Amount
                                                                        ------------   ------------   -------------   -------------
                                                                                       $                              $
Special voting stock (8,364,998 votes)                                             1
Balance outstanding on April 20, 1999, date of reverse takeover                                           8,484,315           8,484
June 1999 - exercise of warrants - for cash                                                              15,600,000          15,600
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at June 30, 1999                                                           1             --      24,084,315          24,084
August 1999, cancellation of common stock - for cash                                                       (600,000)           (600)
September 1999, capital stock units issued                                                                  107,800             108
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at September 30, 1999                                                      1             --      23,592,115          23,592
October 1999, capital stock units issued - for cash                                                         233,340             233
November 1999, capital stock units issued - for cash                                                        333,340             334
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at December 31, 1999                                                       1             --      24,158,795          24,159
January 2000, capital stock units issued - for cash                                                         111,940             112
March 2000, capital stock units issued - for cash                                                           680,106             680
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at June 30, 2000                                                           1             --      24,950,841          24,951
September 2000, capital stock units issued                                                                1,087,035           1,087
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at September 30, 2000                                                      1             --      26,037,876          26,038
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at December 31, 2000                                                       1             --      26,037,876          26,038
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                        ------------   ------------   -------------   -------------
Balance at March 31, 2001                                                          1             --      26,037,876          26,038
                                                                        ============   ============   =============   =============


                                                                                         Advance      Accumulated
                                                                                      payment on            other
                                                                    Contributed    capital stock    comprehensive
                                                                        surplus            units           income
                                                                  -------------    -------------    -------------

                                                                         Amount           Amount           Amount
                                                                  -------------    -------------    -------------
                                                                  $                $                $
Special voting stock (8,364,998 votes)                                  104,444
Balance outstanding on April 20, 1999, date of reverse takeover         (64,407)
June 1999 - exercise of warrants - for cash                             894,400
Advance payment on capital stock units                                                   539,000
Foreign exchange translation adjustment                                                                   (26,472)
Net loss
                                                                  -------------    -------------    -------------
Balance at June 30, 1999                                                934,437          539,000          (26,472)
August 1999, cancellation of common stock - for cash                    (34,400)
September 1999, capital stock units issued                              538,892         (539,000)
Foreign exchange translation adjustment                                                                    26,369
Net loss
                                                                  -------------    -------------    -------------
Balance at September 30, 1999                                         1,438,929               --             (103)
October 1999, capital stock units issued - for cash                     349,777
November 1999, capital stock units issued - for cash                    499,676
Foreign exchange translation adjustment                                                                    25,917
Net loss
                                                                  -------------    -------------    -------------
Balance at December 31, 1999                                          2,288,382               --           25,814
January 2000, capital stock units issued - for cash                     149,888
March 2000, capital stock units issued - for cash                     1,135,098
Advance payment on capital stock units                                                 1,304,442
Foreign exchange translation adjustment                                                                    (2,244)
Net loss
                                                                  -------------    -------------    -------------
Balance at June 30, 2000                                              3,573,368        1,304,442           23,570
September 2000, capital stock units issued                            1,303,355       (1,304,442)
Foreign exchange translation adjustment                                                                   104,875
Net loss
                                                                  -------------    -------------    -------------
Balance at September 30, 2000                                         4,876,723               --          128,445
Advance payment on capital stock units                                                   266,631
Foreign exchange translation adjustment                                                                   (44,087)
Net loss
                                                                  -------------    -------------    -------------
Balance at December 31, 2000                                          4,876,723          266,631           84,358
Advance payment on capital stock units                                                   570,559
Foreign exchange translation adjustment                                                                   353,549
Net loss
                                                                  -------------    -------------    -------------
Balance at March 31, 2001                                             4,876,723          837,190          437,907
                                                                  =============    =============    =============


                                                                                                 Deficit
                                                                          accumulated              Total
                                                                           during the      shareholders'
                                                                          development            equity
                                                                                stage       (deficiency)
                                                                          -----------     --------------

                                                                               Amount            Amount
                                                                          -----------     -------------
                                                                          $               $
Special voting stock (8,364,998 votes)                                                         104,444
Balance outstanding on April 20, 1999, date of reverse takeover                                (55,923)
June 1999 - exercise of warrants - for cash                                                    910,000
Advance payment on capital stock units                                                         539,000
Foreign exchange translation adjustment                                                        (26,472)
Net loss                                                                      (984,546)       (984,546)
                                                                          ------------    ------------
Balance at June 30, 1999                                                      (984,546)        486,503
August 1999, cancellation of common stock - for cash                                           (35,000)
September 1999, capital stock units issued
Foreign exchange translation adjustment                                                         26,369
Net loss                                                                      (426,714)       (426,714)
                                                                          ------------    ------------
Balance at September 30, 1999                                               (1,411,260)         51,158
October 1999, capital stock units issued - for cash                                            350,010
November 1999, capital stock units issued - for cash                                           500,010
Foreign exchange translation adjustment                                                         25,917
Net loss                                                                      (896,518)       (896,518)
                                                                          ------------    ------------
Balance at December 31, 1999                                                (2,307,778)         30,577
January 2000, capital stock units issued - for cash                                            150,000
March 2000, capital stock units issued - for cash                                            1,135,778
Advance payment on capital stock units                                                       1,304,442
Foreign exchange translation adjustment                                                         (2,244)
Net loss                                                                    (3,158,234)     (3,158,234)
                                                                          ------------    ------------
Balance at June 30, 2000                                                    (5,466,012)       (539,681)
September 2000, capital stock units issued
Foreign exchange translation adjustment                                                        104,875
Net loss                                                                    (1,121,927)     (1,121,927)
                                                                          ------------    ------------
Balance at September 30, 2000                                               (6,587,939)     (1,556,733)
Advance payment on capital stock units                                                         266,631
Foreign exchange translation adjustment                                                        (44,087)
Net loss                                                                      (653,421)       (653,421)
                                                                          ------------    ------------
Balance at December 31, 2000                                                (7,241,360)     (1,987,610)
Advance payment on capital stock units                                                         570,559
Foreign exchange translation adjustment                                                        353,549
Net loss                                                                      (900,629)       (900,629)
                                                                          ------------    ------------
Balance at March 31, 2001                                                   (8,141,989)     (1,964,131)
                                                                          ============    ============


=======================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
(Unaudited)
(In U.S. dollars)

====================================================================================================================================

                                                                                                                     For the period
                                                                                                                         1998-07-31
                                                                                         Nine months    Nine months      (inception)
                                                                                               ended          ended         through
                                                                                          2001-03-31     2000-03-31      2001-03-31
                                                                                          -----------    -----------    ------------
                                                                                          $              $              $
OPERATING ACTIVITIES
Net loss                                                                                   (2,675,977)    (2,828,564)    (8,141,989)
Non-cash items
     Amortization of capital assets                                                           330,683        213,460        845,516
     Loss on disposal of capital assets                                                         7,217                         7,217
Changes in non-cash working capital items
     Accounts receivable                                                                          582        (40,852)        (5,322)
     Sales taxes receivable                                                                   109,498        (94,332)        (4,183)
     Prepaid expenses                                                                          71,904        (18,588)       (17,660)
     Accounts payable                                                                         188,044        618,653        965,219
     Accrued liabilities                                                                     (174,474)       493,221        379,942
                                                                                           ----------     ----------     ----------
Cash flows from operating activities                                                       (2,142,523)    (1,657,002)    (5,971,260)
                                                                                           ----------     ----------     ----------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                               263
Term deposit                                                                                   11,882        (10,228)       (19,019)
Advances to directors and shareholders                                                          3,112         (3,736)        (6,413)
Other advances                                                                                                10,766
Proceeds from disposal of capital assets                                                        7,372                         7,372
Capital assets                                                                                (60,372)      (305,219)    (1,359,424)
                                                                                           ----------     ----------     ----------
Cash flows from investing activities                                                          (38,006)      (308,417)    (1,377,221)
                                                                                           ----------     ----------     ----------
FINANCING ACTIVITIES
Loan                                                                                                         127,157
Advances to related companies                                                                                               (44,242)
Advance from directors                                                                         (8,765)        33,751          4,755
Repayment of long-term debt                                                                    (8,122)        (4,635)       (21,902)
Proceeds interest-free demand loan from a director and shareholder                            139,470                       173,270
Proceeds on short-term debt                                                                   805,418                       805,418
Repayment of short-term debt                                                                  (89,883)                      (89,883)
Issuance of preferred shares of a subsidiary company - non-controlling interest                                              285,474
Issuance of capital stock                                                                                  1,135,778      3,150,242
Cancellation of capital stock                                                                                (35,000)       (35,000)
Advance payment on capital stock units                                                        837,190      1,000,020      2,680,632
                                                                                           ----------     ----------     ----------
Cash flows from financing activities                                                        1,675,308      2,257,071      6,908,764
                                                                                           ----------     ----------     ----------

Effect of exchange rate changes                                                               418,068        (24,792)       442,401
                                                                                           ----------     ----------     ----------
Net increase (decrease) in cash and cash equivalents                                          (87,153)       266,860          2,684
Cash and cash equivalents, beginning of period                                                 89,837         62,970
                                                                                           ----------     ----------     ----------
Cash and cash equivalents, end of period                                                        2,684        329,830          2,684
                                                                                           ==========     ==========     ==========

SUPPLEMENTARY INFORMATION
Cash paid during the period for interest                                                           91          1,153          4,217
                                                                                           ==========     ==========     ==========

====================================================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

--------------------------------------------------------------------------------
1 - NATURE OF OPERATIONS
--------------------------------------------------------------------------------

The Company, in its development stage, was involved in the e-business industry. It provided end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). During the quarter, the Company has recognized, however, that due to the slower market penetration of the e-retail business in Canada, further implementation of that business would not maximize returns to shareholder. As a result, the Company believes that it should capitalize on its strengths in transaction and payment processing and has begun to develop a real-time financing solution for e-retailers as well as brick and mortar retailers. This solution is web-based, which will enable retailers to process their customers' loans and to complete their sales in "real-time".

As a result of the orientation, the Company closed on a temporary basis the Canadian e-retail operations and terminated the Canadian merchants. The United States-based e-retail business was kept operational through an agreement with a strategic alliance in the United States.

Going concern

The Company's consolidated financial statements for the nine-month period ended March 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $2,675,977 in the nine-month period ended March 31, 2001 and $8,141,989 in the period July 31, 1998 (inception) through March 31, 2001. In addition, the Company has a shareholders' deficiency of $1,964,131 and a working capital deficiency of $2,255,793.

In December 2000, two service providers informed the Company that their contracts would be terminated as they were owed approximately $230,000 and the amounts were not being paid. Following negotiations payment schedules were put in place and the service contracts continued. Subsequent to March 31, 2001, the Company did not renew the contracts as a result of the new orientation and the two service providers are still owed $244,000. The Company is currently negotiating arrangements by which these suppliers will be paid once the Company's financial situation will improve.

Also in December 2000, the Company received a demand letter from a supplier to pay approximately $55,000 and the Company paid $24,400 towards this claim and since then it was agreed with the supplier that additional payments will be made once the Company's financial situation will improve.

As previously reported, in January the Company issued an option to Cash Card, Inc., exercisable for approximately 74.7% (60% on a fully diluted basis) of the Company's authorized and issued shares of common stock in consideration for an aggregate exercise price of approximately $6,000,000. However, because Cash Card never paid the option premium, in accordance with the terms of the option, its expiration date was automatically accelerated and the option terminated.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

--------------------------------------------------------------------------------
1 - NATURE OF OPERATIONS (continued)
--------------------------------------------------------------------------------

Prior to the termination of the option, Cash Card had assigned to the Company one contract that Cash Card had procured, and the termination of the option will have no impact on this assignment. Furthermore, Cash Card and the Company have executed a letter of understanding whereby Cash Card has agreed to assign additional Internet-based transaction processing contracts on terms to be negotiated on a case-by-case basis.

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

--------------------------------------------------------------------------------
2 - BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at March 31, 2001, results of operations for the nine and three-month periods and cash flows for the nine-month period ended March 31, 2001 and 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the nine and three-month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

--------------------------------------------------------------------------------
3 - CAPITAL STOCK
--------------------------------------------------------------------------------

Stock split

On September 20, 2000, the directors of 3560309 Canada Inc. reduced by reverse split the number of issued and outstanding exchangeable shares by a factor of 3:1 such that three of such exchangeable became one exchangeable share. The number of outstanding exchangeable shares decreased from 25,094,996 to
8,364,998. As a result, the number of votes available on the special voting stock issued by the Company has been reduced by a factor of 3:1 to 8,364,998.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

--------------------------------------------------------------------------------
3 - CAPITAL STOCK (Continued)
--------------------------------------------------------------------------------

Warrants

At March 31, 2001, in connection with the issuance of stock units, warrants to purchase 1,087,035 shares of common stock for $1.20 are outstanding. The warrants expire June 22, 2001.

Advance payment for capital stock

During the quarters ended March 31, 2001 and December 31, 2000, the Company received $570,559 (CDN $885,972) and $266,631 (CDN $414,028) respectively with respect to a private sale of 10,733,205 shares of common stock at $0.078 per share. As of March 31, 2001, no shares have been issued with respect to this private sale.

Subsequent to March 31, 2001, the Company received $135,093 (US$40,000 and CDN$150,000) with respect to a private sale for approximately 1,731,961 shares of common stock at $0.078 per share.

Stock compensation plans

2000 Stock Option Plan

The following table summarizes the changes in the 2000 Stock Option Plan (the "2000 Plan") during the nine-month period ended March 31, 2001:


                                                                             Weighted
                                            Range of         Number           average
                                      exercise price     of options    exercise price
                                      --------------    -----------    --------------
                                        $                              $
Outstanding, June 30, 2000               1.38 - 2.00      8,103,723             1.98
Granted                                  0.69 - 1.97        729,503             1.55
Cancelled                                       2.00       (146,745)            2.00
                                                        -----------    -------------
Outstanding, March 31, 2001                               8,686,481             1.90
                                                        ===========    =============

Options exercisable, end of period                        3,733,886             2.00
                                                        ===========    =============


No more options will be granted under the 2000 Plan.

2001 Stock Option Plan

Effective February 28, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards under the 2001 Plan. The 2001 Plan provides for issuance of a total of 7,500,000 options, within a period of 10 years from the effective date. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. On March 16, 2001, 3,690,000 options at an exercise price of $0.18 have been granted under this plan.

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

--------------------------------------------------------------------------------
3 - CAPITAL STOCK (Continued)
--------------------------------------------------------------------------------

2001 Senior Officers Stock Option Plan

Effective January 1, 2001, the Company adopted the 2001 Senior Officers Stock Option Plan. Under this Plan, the Company may grant options to senior officers of the Company or any of its subsidiaries, for up to 10,000,000 shares of common stock. The exercise price of each option granted under the plan will equal or exceed the then-current price of the Company's common stock. The plan was approved by the Company's Board of Directors on January 3, 2001, On January 9, 2001, the Company granted its two most senior officers options to purchase an aggregate of 2,855,695 shares at an average price of $0.1875 per share. The options vested on January 24, 2001, concurrently with the Company's entering into the aforementioned Cash Card option. As of March 31, 2001, such 2,855,695 shares constitute all of the shares subject to options granted under this plan.

No compensation expense is required since the Company follows APB 25 in accounting for these options.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

Forward Looking Statements

     The following presentation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our current expectations and relate to anticipated future events that are not historical facts, such as our business strategies and their intended results. Our actual results could differ materially from those set forth in the forward-looking statements as a result of (i) changes in general economic conditions, (ii) changes in the assumptions used in making these statements,
(iii) our lack of a long-term operating history, (iv) competition generally, and in the technology sector in particular, (v) our ability to attract, hire, train and retain competent personnel in a variety of functions, (vi) our ability to raise sufficient capital to fund our expansion, and (vii) our ability to efficiently implement our new business plan (discussed below). A more complete (although non-exhaustive) description of the risk factors applicable to our business is found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Results of Operations

     Three- and Nine-Month Periods ended March 31, 2001 compared to Three- and Nine-Month Periods ended March 31, 2000

General

     The Company made the first sales of its products and services in the fourth quarter of its last fiscal year (ending June 30, 2000), during which it placed its first virtual stores online. During the first quarter of the current fiscal year, five more merchants went online using the Company's solution. During the first quarter of this fiscal year, the Company changed its focus to medium- and large-scale retailers, instead of small- and medium-sized retailers. During the third fiscal quarter (ended March 31, 2001), the Company had revenues of $781 and did not place any new virtual stores on line. Revenues for the first nine months of the fiscal year were $11,145.

     As previously reported, the Company developed a business plan featuring a solution to support online sales for e-retailers. The Company has recognised, however, that due to the slower market penetration of the e-retail business in Canada, further implementation of that business plan would not maximize returns to stockholders. As a result, the Company believes that it should capitalize on its strengths in transaction and payment processing and has begun to develop a real-time consumer financing solution for e-retailers as well as brick and mortar retailers. This solution is web-based, which will enable retailers to process the customers' loans and to complete their sales in "real-time"..

This new orientation had the following impacts on the current e-retail business:

     o We closed on a temporary basis the Canadian e-retail operations and we terminated the Canadian merchants as per our agreements with them.

     o We kept operational the United States-based e-retail business through an agreement with a strategic alliance in the United States.

     o We were able to reduce our "burn rate" by not renewing the maintenance contract for transactional software and by no longer utilizing unnecessary web hosting services.

     o We reduced also our staffing to reflect the new mix of employees required with the financing program.

     In the immediate future, the Company will concentrate on completing and marketing the financing solution in the United States. The Company is currently working to establish the strategic alliances necessary to deliver the financing solution, and has signed agreements with parties who are believed to be in position to contribute significantly as allies.

Results of Operations

     Operating and administrative expenses for the first nine months of the fiscal year were $2,687,122, a decrease of $141,442, or 5%, over the nine-month period ended March 31, 2000. Operating and administrative expenses for the three months ended March 31, 2001 were $901,410, which represents a decrease of $603,922, or 40%, in expenses incurred for the three months ended March 31, 2000.

     The variances of the expenses incurred during the three- and nine-month periods ended March 31, 2001, compared to March 31, 2000, reflect the following:

     o The Company had fewer employees in the fiscal quarter ended March 31, 2001 than in the quarter ended March 31, 2000. Salary and benefit expenses decreased by $122,097, or 33%, for the fiscal quarter and increased by $180,939, or 23%, for the nine-month period ended March 31, 2001, compared to March 31, 2000. The Company reduced its salary expenses by $79,597 from the second fiscal quarter ($285,884) to the third fiscal quarter ($223,115) as a result of the aforementioned reduction in the number of employees.

     o The Company continued to incur professional fees, primarily in connection with the preparation of the Company's interim financial statements and in connection with its securities filings and private placement negotiations. These amounts decreased $154,285, for the fiscal quarter and $65,128, or 22%, for the nine-month period ended March 31, 2001, compared to the respective periods ended March 31, 2000.

     o Due to the Company's increased office space, its rent increased by $31,602 for the nine-month period ended March 31, 2001, as compared to the nine-month period ended March 31, 2000. Subsequent to March 31, 2001, the Company negotiated the cancellation of one lease for office space, which resulted in its reducing the monthly rent by approximately half.

     o The aforementioned increases in expenses were offset by decreases in advertising and marketing research costs in the three months ended March 31, 2001. Expenses for market studies and public relations costs related to the Company's business model and its publicity campaign that were incurred in the fiscal quarter ended March 31, 2000 were not incurred in subsequent periods. This resulted in decreases in advertising and marketing of $113,157 for the fiscal quarter and $260,221 for the nine-month period ended March 31, 2001, compared to the respective periods ended March 31, 2000.

     o Lower web hosting and maintenance of licensing fees contributed significantly to the decrease in administrative and operating expenses. Because the Company did not renew certain online services that management believed were no longer required under the new business plan, these fees decreased by $50,357 and $118,558 for the fiscal quarter and nine-month period ended March 31, 2001, as compared to the respective periods ended March 31, 2000.

     For the fiscal quarter ended March 31, 2001, the Company had a net loss of $900,629, compared to a net loss for the quarter ended March 31, 2000, of $1,505,332. For the nine months ended March 31, 2001, the Company had a net loss of $2,675,977, compared to a net loss for the nine months ended March 31, 2000, of $2,828,564.

Liquidity and Capital Resources

     During the fiscal quarters ended December 31, 2000, and March 31, 2001, the Company received advances of $837,190 (Cdn.$1,300,000) with respect to a private sale of 10,733,205 shares of its common stock at $0.078 per share. Subsequent to March 31, 2001, the Company received an additional $135,093 (US$40,000 and Cdn.$150,000) advance with respect to 1,731,961 additional shares of common stock to be purchased by the same investor for $0.078 per share. (References in this report to Canadian dollar amounts indicate that the applicable loan or advance was made in Canadian dollars.) None of the aforementioned share issuances are reflected in the Company's issued and outstanding share capital.

     At March 31, 2001, the Company had $2,684 in cash and negative working capital of $2,255,793. The Company's current monthly operating expenses total approximately $110,000, which will be funded by private investors through the end of May 2001. The Company is currently negotiating with these investors for funding in order to sustain the Company through the end of the year. Failure to obtain immediate and ongoing financing from our stockholders and other investors over the next few months will require the Company to either further reduce its operations or cease operations altogether.

     The Company expects that it will require additional financing beyond that required for its current operations if it is to cover the negative working capital and to develop and commercialize the financing solution. The failure to obtain this incremental short-term financing would have a material adverse effect on the Company, and would result in the Company sharply reducing (or eliminating entirely) the funds dedicated to, and the planned development of, its financing solution. The Company has no arrangements or commitments for long-term financing, and there is no assurance that the Company will be able to raise additional working capital through equity or debt financing at commercially reasonable rates, if at all. Furthermore, any such financing may be at terms that could significantly dilute the Company's existing shareholders.

     As previously reported, in January 2001 the Company issued an option to Cash Card, Inc., exercisable for approximately 74.7% (60% on a fully-diluted basis) of the Company's authorized and issued shares of common stock in consideration for an aggregate exercise price of approximately $6,000,000. However, because Cash Card never paid the option premium, in accordance with the terms of the option, its expiration date was automatically accelerated and the option terminated.

     Prior to the termination of the option, Cash Card had assigned to the Company one contract that Cash Card had procured, and the termination of the option has had no impact on this assignment. Furthermore, Cash Card and the Company have executed a letter of understanding whereby Cash Card has agreed to assign additional Internet-based transaction processing contracts to the Company on terms to be negotiated on a case-by-case basis.


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

PART II. OTHER INFORMATION


Item 1. Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds.

     During  the three  months  ended  March 31,  2001 (and as  described  under
"Liquidity and Capital Resources") the Company received $837,190 (Cdn.$1,300,000) as an advance to be applied to the purchase of 10,733,205 shares of the Company's common stock at a price of $0.078 per share. The same investor made a second advance of an aggregate of $135,093 ($40,000 plus Cdn.$150,000) during April and May 2001 for 1,731,961 additional shares at the same price. The advances were used for general corporate purposes, predominantly to fund the operations of the Company's operating subsidiary through secured loans. (It is uncertain whether these loans will be treated as "loans" for tax and other purposes by applicable authorities.) The Company is relying on the exemption from registration provided in Regulation S under the Securities Act of 1933, as amended, as the investor is not a "U.S. Person," the transaction was effected in an offshore transaction, offering restrictions implemented and the Company did not engage in any directed selling efforts in the United States in connection with these transactions.

     Effective January 1, 2001, the Company adopted the 2001 Senior Officers Stock Option Plan. Under this plan, the Company may grant options to senior officers of the Company or any of its subsidiaries, for up to 10,000,000 shares of common stock. The exercise price of each option granted under the plan will equal or exceed the then-current market price of the Company's common stock. The plan was approved by the Company's Board of Directors on January 3, 2001. On January 9, 2001, the Company granted its two most senior officers options to purchase an aggregate of 2,855,695 shares at an average price of $0.1875 per share. The options vested on January 24, 2001, concurrently with the Company's entering into the aforementioned Cash Card option. As of March 31, 2001, such 2,855,695 shares constitute all of the shares subject to options granted under this plan.

     Effective February 28, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards thereunder. The 2001 Plan provides for issuance of options to purchase a total of 7,500,000 shares of common stock exercisable on or prior to February 28, 2011. The conditions of exercise of each grant are determined by the Board at the time of the grant. During the quarter ended March 31, 2001, 3,690,000 options at an exercise price of $0.18 were granted under the 2001 Plan.

     The Company does not intend to issue any additional options under the stock option plan approved in March 2000.

Items 3 through 5. The registrant has nothing additional to report under these items.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               10            -   2001 Senior Officers Stock Option Plan

     (b)  Reports on Form 8K -   The  Company  filed a Form 8-K  filed  with the
                                 Securities and Exchange  Commission on February
                                 8, 2001 in connection with the Cash Card option described herein (Item 1).



                            [Signature Page is Next]

                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PLANET411.COM INC.


Dated:  May 17, 2001                       By:  /s/ Laval Bolduc
                                              ------------------------------
                                                Laval Bolduc
                                                Chief Financial Officer
                                                (Authorized Signatory)
                                                and Treasurer
                                                (Chief Accounting Officer)


                              [Exhibit 10 is Next]