Form 10KSB
period 2001-06-30
PLANET411 COM INC
filed 2001-11-16
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                                   (MARK ONE)

|X|   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
      1934
      For the fiscal year ended June 30, 2001

|_| Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to __________

      Commission file number 0-27645

                               PLANET411.COM INC.
                 (Name of Small Business Issuer in its charter)

DELAWARE                                             88-0258277
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation of Organization)

                 8720 Dufrost, St-Leonard, Quebec Canada H1P 2Z5
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (514) 325-4567

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

                                 YES |X| NO |_|

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. $11,976

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

As of November 13, 2001: $169,247.52

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS

ITEM 2.     DESCRIPTION OF PROPERTY

ITEM 3.     LEGAL PROCEEDINGS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 7.     FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

ITEM 10.    EXECUTIVE COMPENSATION

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM. 13    EXHIBITS, LIST AND REPORTS ON FORM 8-K

PART I

ITEM 1. BUSINESS.

FORWARD LOOKING STATEMENTS

      This report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including, in particular, the statements about the Company's plans, strategies, and prospects. Although management believes that the Company's plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, management can give no assurance that such plans, intentions or expectations will be achieved. These forward-looking statements should be read in conjunction with the cautionary statements made herein and in the Company's other publicly filed reports. Important factors that could cause actual results to differ materially from the forward-looking statements the Company makes in this report are described below in the "Risk Factors" portion of management's discussion in Item 6, and elsewhere in this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements.

GENERAL

      From February 1999 until April 2001, the Company developed and marketed on a very limited basis an e-business solution to retailers seeking to engage in e-commerce and seeking to develop an online sales distribution channel. The Company aimed to develop a complete solution that was comprised of the following bundled services and features: advisory services in online business strategy, marketing and performance analysis, creation of and access to a fully scaleable online store displaying the retailer's brand with catalogue hosting, easier access to Visa and MasterCard online merchant numbers and negotiated preferential terms with respect thereto, third party and proprietary e-commerce application software, proprietary real-time payment processing, interfaces to the retailer's own or third party fulfillment operations, interfaces to and reconciliation with third party shipping arrangements, and interfaces to the retailer's own or third party customer support services. The Company operated its business entirely through 9066-4871 Quebec Inc. ("9066"), a wholly-owned subsidiary organized in July 1998.

      In April 2001, the Company recognized that due to the slower than anticipated market penetration by the e-retail business in Canada, further implementation of that business would not maximize returns to its shareholders. As a result, the Company decided to capitalize on its strengths in transaction and payment processing by developing a real-time financing solution for e-retailers, telesales and mail retailers, as well as brick and mortar retailers. This solution was web-based in order to enable retailers to process their customers' loans and to complete their sales in "real-time". On April 12, 2001, the Company organized a wholly-owned subsidiary, 3883884 Canada Inc., to provide the Company's real-time consumer financing service for lenders, manufacturers and retailers. The Company concurrently ceased its Canadian e-retail operations. Its U.S.-based e-retail business was kept operational through an agreement with a strategic partner in the United States.

      Due to a lack of funding, the Company was unable to successfully implement its revised business plan and, on October 16, 2001, the Company ceased operations. The remaining employees, officers and directors resigned on October 16, 2001.The Company currently has no operations and very limited assets, and is seeking a suitable candidate to acquire or merge with the Company.

EMPLOYEES

      As of November 14, 2001, the Company had no employees.

THE COMPANY (CORPORATE HISTORY)

      Planet411.com Corporation, the Company's predecessor, was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its then current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company does not own any real estate property. The Company does not have a lease.

ITEM 3. LEGAL PROCEEDINGS

      Neither the Company nor any of its property is a party to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of its security holders in the fourth quarter of fiscal year 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

      The Company's Common Stock is quoted on the Nasdaq OTC Bulletin Board under the symbol "PFOO." The following table sets forth the high and low bid prices for the Common Stock for the fiscal years ended June 30, 2001 (fiscal
2001) and June 30, 2000 (fiscal

2000). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                    HIGH        LOW
                                    ----        ---
            FISCAL 2001
            Fourth Quarter         $0.29       $0.08
            Third Quarter           0.40        0.11
            Second Quarter          0.594       0.11
            First Quarter           2.187       0.687

            FISCAL 2000
            Fourth Quarter          4.05        1.37
            Third Quarter           5.00        1.50
            Second Quarter          2.5625      1.3750
            First Quarter           3.50        1.7812

      On November 13, 2001, there were 1,020 holders of record of the Company's 41,062,240 issued and outstanding shares of Common Stock. On November 13, 2001, the closing bid price for the Company's Common Stock was $0.005 per share.

      The Company has never paid any cash dividends on its Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

      During fiscal 2000 the Company received $1,304,442 from the sale of 1,087,035 units at $1.20 per unit. Each unit consisted of one share of Common Stock and one share purchase warrant. The units were issued in September 2000. The warrants expired on June 22, 2001.

      During the period from December 2000 to May 10, 2001, the Company received $992,756 from the sale of 12,726,607 shares of Common Stock at $0.078 per share. The shares were issued in June 2001.

      From May 17, 2001 through July 31, 2001, the Company received $147,308 from the sale of 1,897,260 shares of Common Stock at $0.078 per share. The shares were issued in October 2001.

      During the period August 1, 2001 to September 15, 2001, the Company received proceeds of $41,961 from the sale of 400,497 units at a weighted average stock price of $0.105 per unit. Each unit consisted of one share of Common Stock and one half share purchase warrant. Each whole warrant entitled the holder to purchase one additional share of Common Stock of the Company for the same price within one year from the date payment for the unit was received by the Company. The expiration dates for the warrants issued in the financing are August 12, 2002 and September 10, 2002.

      In June 2001, the Company issued warrants to purchase 4,000,000 shares of Common Stock for $0.0785 per share to a shareholder of the Company as a nominee. The warrants were to be used in settlements, if any, to be negotiated by the Company's previously owned subsidiary, 9066, with its creditors. As 9066 is now defunct, the Company believes that the warrants, which were to expire on November 19, 2002, are no longer exercisable.

      On November 14, 2001, the Company agreed to issue 52,000,000 shares of the Company's Common Stock for consideration of $52,000 to Victor Cantore, a shareholder of the Company 20 days after the Company files an Information Statement with the SEC regarding the election of Mr. Cantore as the Company's sole director and the issuance of the shares to him. As of November 15, 2001, Mr. Cantore had paid $35,000 to the Company. The $17,000 balance of the purchase price is to be paid at a date to be determined with the agreement of the Company.

      The Company relied upon Regulation S under the Securities Act for making the unregistered sales of securities described above. The Company relied on representations of each purchaser of securities that it was not a U.S. person and the offer was not being accepted or negotiated, and the securities not being delivered to the purchaser, within the United States, so as to ensure that the transaction was an "offshore transaction" as defined in Regulation S. The Company made no directed selling efforts, as defined in Regulation S, in the United States.

      On January 24, 2001 the Company granted an option to Cash Card, Inc. to purchase 76,846,851 shares of the Company's Common Stock for aggregate consideration of $6,000,000, or $0.0780266 per share. The option was exercisable beginning January 24, 2001 until March 21, 2001 and could be extended with the Company's written consent for successive 90-day periods, provided that the option could not be extended beyond, and would in all cases expire upon, October 24, 2001. In consideration for this option, Cash Card, Inc. agreed to provide the Company with a working capital loan of $500,000 and to extend a line of credit to the Company of up to $3,000,000, and the Company agreed to assign certain contracts and licenses to Cash Card, Inc. Effective January 31, 2001, the Company and Cash Card, Inc. entered into an Addendum to Option modifying certain of the provisions of the option. The shares of Common Stock to be issued to Cash Card, Inc. upon the exercise of the option were to be registered pursuant to a registration statement on Form S-3. As Cash Card, Inc. failed to provide the agreed upon financing, the option terminated as of February 27, 2001. The Company relied upon the exemption provided by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering. The transaction resulted from direct and private negotiations between the parties, and the Company did not engage in any general advertising or general solicitation for the transaction.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      This Report contains "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act including, in particular, the statements about the Company's plans, strategies, and prospects. Although management believes that the

Company's plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, management can give no assurance that such plans, intentions or expectations will be achieved. These forward-looking statements should be read in conjunction with the cautionary statements made herein and in the Company's other publicly filed reports. Important factors that could cause actual results to differ materially from the forward-looking statements the Company makes in this report are set forth in the description of the Company's business in Item 1, in the "Risk Factors" section below, and elsewhere in this report. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary.

      The Company has a limited operating history. The Company's only material financial transactions have been capital raising, including the sales of securities described in Item 5 of this Report, paying organizational and start-up costs, and launching and limited operation of its integrated e-commerce and financing processing solutions.

      The Company commenced its internet-related operations on July 31, 1998 through its subsidiary 9066. On June 15, 2001, the Company reorganized its operations to focus on developing and marketing its proposed real-time financing processing services solution for e-retailers, telesales and mail retailers, as well as bricks and mortar retailers. The Company organized 3883884 Canada Inc. ("388 Canada") to operate this business. On June 15, 2001, 9066 sold to 388 Canada all of 9066's intellectual property (including its rights under a pending patent application) comprising its e-retail solution. The purchase price consisted of 388 Canada's assumption of 9066's intercompany debt of $922,448 to the Company. Immediately after this transfer of intellectual property, the Company sold 9066 to a third party for $1.00.

      On October 16, 2001, the Company ceased operations. Due to lack of funding it was unable to implement its new business plan. The remaining employees, officers and directors resigned on October 16, 2001. As a result, the Company now has no operations and very limited assets.

      In November, 2001, the Company entered into an agreement with a shareholder (who is also now the Company's sole officer and director) to issue 52,000,000 shares of Common Stock, in consideration for $52,000 to be used to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate. This shareholder has paid $35,000 as of the date of this report and will contribute the remaining $17,000 at a later date to be determined with the agreement of the Company.

      Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by that companies that have no assets or operations. The Company is presently seeking a suitable candidate to merge with or acquire the Company. There is no assurance that the Company will be successful in completing a business combination and its failure to do so will result in termination of its corporate existence.

RESULTS OF OPERATIONS.

FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

      Operating and administrative expenses for the fiscal year ended June 30, 2001 ("fiscal 2001") were $2,893,082, a decrease of $1,595,044, or 36%, from those incurred for the fiscal year ended June 30, 2000 ("fiscal 2000"). The decrease resulted primarily from the Company's discontinuing its integrated e-commerce solution business.

      The most significant components of the decrease in expenses were as follows:

      o Salary and benefit expenses decreased by $79,264, or 7%, due to a reduction in the Company's workforce in fiscal 2001.

      o Subcontractor expenses, which were primarily incurred in its e-commerce solution business, decreased by $630,747, or 89.0%.

      o Professional fees, primarily for preparing the Company's interim financial statements and its securities filings and private placement negotiations, decreased by $534,435, or 64.0%, due to a decrease in accounting, financial advisory and legal fees for the Company's fund raising initiatives.

      o Advertising and marketing research costs decreased by $347,787, or 77.0%, as market studies and public relations activities were curtailed.

      o Web hosting and licensing fees, many of which were not required in the Company's new business, decreased by $168,230, or 31.0%, during fiscal 2001.

      o Various other costs decreased as a result of the reduction in the number of employees, decreased planning, research and development , marketing, and other activities.

      For fiscal 2001, the Company had a net loss of $587,567, compared to a net loss of $4,481,466 for fiscal 2000. The lower net loss reflects the sale of its former subsidiary 9066, which resulted in a one-time gain of $2,293,539 after the assumption of the 9066's liabilities by a third party. The net loss from business operations excluding such sale was $2,881,106.

LIQUIDITY AND CAPITAL RESOURCES

      By agreement made May 22, 2001, certain of the Corporation's stockholders committed to invest approximately $2.3 million (Cdn. $3.5 million) on or before January 31, 2002. Of this total commitment, $658,000 (Cdn. $1.0 million) was to be invested before July 31, 2001 in consideration for 8,435,897 shares (at $0.078 per share). As of July 31, 2001, only $147,308 of the committed amount had been received

      The balance of approximately $1,642,000 (Cdn. $2.5 million) was to be invested in installments between August 1, 2001 and January 31, 2002. The shares were to be issued at a 20% discount from the moving average price during the 20-day period preceding the date the installment was received by the Company. For each share issued between these dates, shareholders were to be granted a warrant to purchase one half of a share at an exercise price equal to the share issue price described in the preceding sentence. The expiration date of all warrants is one year from the date the installment is received by the Company. The Company has received only $41,961 of this commitment to date, in consideration for an aggregate of 400,497 units. The expiration dates for the warrants issued to date are August 12, 2002 and September 10, 2002.

      The Company was informed in mid September that the Company's shareholders would not be able to meet the investment commitment that they made in May 2001, and that no additional capital will be received under the above-described commitments.

      At June 30, 2001, the Company had cash of $43 and a working capital deficit of $59,228, an accumulated deficit of $6,053,579 and a shareholders' deficiency of $59,228. The Company requires immediate and ongoing substantial financing to continue in existence.

SUBSEQUENT EVENTS

      In August 2001, the Company entered into a strategic alliance with Gresham Financial Services LLC. Gresham Financial Services outsourced to the Company the integration and operation of its real-time financing program. This agreement terminated upon cessation of the Company's operations.

      In July 2001, 388 Canada terminated its employees. The Company terminated its outsourcing contract with 9066 on September 28, 2001.

RISK FACTORS

THE COMPANY HAS NO CURRENT OPERATIONS, VERY LIMITED FINANCIAL RESOURCES AND NO PLAN OF OPERATIONS.

The Company has ceased operations and has no current plan of operations. Additionally, the Company has extremely limited financial resources. The Company is seeking a suitable candidate to acquire or merge with the Company. There is no assurance that the Company will be successful in identifying a potential merger or acquisition candidate, that any merger or acquisition will occur, or that any such transaction will enable the Company to engage in any business.

THE COMPANY'S COMMON STOCK MAY BECOME INELIGIBLE FOR QUOTATION ON THE OTC BULLETIN BOARD.

The Company's Common Stock is quoted on the Nasdaq Over the Counter Bulletin Board ("OTCBB"). OTCBB has certain requirements that must be maintained by the issuer to permit NASD members to quote its securities. The Company is not presently in compliance with these requirements and if Nasdaq were to remove the Company's Common Stock from the OTCBB, it could have a material adverse effect on the Company's ability to enter into an acquisition or merger transaction with a third party.

THE COMPANY'S COMMON STOCK IS A PENNY STOCK.

The Company's Common Stock is a penny stock as defined in SEC Rule 3a51-1. For any transaction involving a penny stock, unless exempt, the SEC's rules require delivery by the broker of a document to investors stating the risks of investment in penny stocks, the possible lack of liquidity, commissions to be paid, current quotation and investors' rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements. Prices for penny stocks are often not available and investors are often unable to sell such stock. Investment in penny stocks is generally riskier and more speculative than investment in more established companies.

THERE IS A SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.

A large number of established and well-financed entities are actively seeking candidates with whom to merge or by whom to be acquired. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.

THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION AND NO MINIMUM REQUIREMENTS FOR BUSINESS COMBINATION.

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating potential merger or acquisition opportunities or in concluding a business combination.

PROVISIONS OF THE COMPANY'S CHARTER DOCUMENTS, OTHER AGREEMENTS AND DELAWARE LAW MAY INHIBIT POTENTIAL ACQUISITION BIDS

Certain provisions of the Company's Certificate of Incorporation, Bylaws, other agreements described herein and Delaware law could make it more difficult for a third party to acquire the Company, even if a change in control would be beneficial to its stockholders.

ITEM 7. FINANCIAL STATEMENTS

See the index to Financial Statements following Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The name, age, and offices of the sole director and executive officer of the Company are set forth below:

                  NAME            AGE        POSITION WITH COMPANY
                  ----            ---        ---------------------
             Victor Cantore       36         President; Secretary; Sole Director

      Mr. Cantore became the Company's President, Secretary and sole director on November 14, 2001. From 1999 to 2001, Mr. Cantore has operated his own venture capital fund, Cantore Capital. From June 1992 to April 1999 he was an investment advisor with RBC Dominion Securities and Tasse & Associes.

      All offices and directorships are held for a term of one year and until a successor is duly elected and qualified.

      All of the Company's other officers and directors have resigned.

Section 16(a) Beneficial Ownership Reporting and Compliance

      The following persons did not file reports required to be filed in fiscal 2001 under Section 16(a) of the Exchange Act.

Name of Reporting Person  Number of Reports Not Filed  Number of Transactions Not Reported
------------------------  ---------------------------  -----------------------------------
Diane Laurence(1)                           1                            1
Robert Lafleur(1)                           1                            1
Varujan Tasci(1)                            1                            2
Jean-Marie Grange(1)                        1                            1
Jeffrey Loy(2)                              1                            1
Johnson Joseph(1) (2)                       1                            2
Serge Bujold(1) (2)                         1                            1
ec-Assist Inc.(3)                           1                            1

(1)   Former officer of the Company
(2)   Former director of the Company
(3)   A company owned by Victor Cantore

      In addition, the Company has been unable to determine whether the following 10% shareholders have filed reports required under Section 16(a) during fiscal 2001.

Name of Reporting Person  Number of Reports Not Filed  Number of Transactions Not Reported
------------------------  ---------------------------  -----------------------------------
Cybersys Solution Inc.                      1                            1
Le Deck Global Holdings Limited             1                            1

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the period indicated, all compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the Company's last two fiscal years. No other person who was serving as an executive officer as of the end of the Company's 2001 fiscal year, or for whom disclosure would be required in this Item 10 but for the fact that he or she was not serving as an executive officer as of the end of the 2001 fiscal year, received annual salary and bonus in excess of $100,000 for such fiscal year.

                           SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------
                                                                                     Long Term
                                                   Annual Compensation -           Compensation-
    Name and Principal Position      Fiscal Year          Salary           Securities underlying Options
--------------------------------------------------------------------------------------------------------
Serge Bujold (1)
Chief Executive Officer, President       2001            $112,380                      41,667 (2)
                                                                                    1,713,417 (3)
                                                                                       10,000 (4)
                                     -------------------------------------------------------------------

                                         2000 (5)         $24,028                     108,333 (6)
                                                                                    1,250,000 (7)
                                                                                       25,000 (8)
--------------------------------------------------------------------------------------------------------

(1) Mr. Bujold resigned as an officer and director of the Company on October 16, 2001.

(2) These options to purchase 41,667 shares of Common Stock were granted during the first quarter of fiscal 2001, in lieu of payment of $4,807 of salary. These options have a strike price of $1.81, one quarter of the options vested in March 2001, one quarter vested in September 2001, and the balance vest in March 2002. The options expire in March 2005.

(3) These options have a strike price of $0.1875, vested in January 2001 and expire in December 2010.

(4) These options have a strike price of $0.18. One quarter of the options vested in April 2001, one quarter will vest in April 2002 and the balance will vest in April 2003. The options expire in February 2011.

(5)   Mr. Bujold was hired on March 27, 2000.

(6) Mr. Bujold's annual compensation for fiscal 2000 included options to purchase 108,333 shares of Common Stock granted in June 2000, in lieu of payment of $12,277 of salary. These options have a strike price of $1.81. One quarter of the options vested in March 2001, one quarter vested in September 2001, and the balance vest in March 2002. The options expire in March 2005.

(7) These options have a strike price of $2.00, have the same vesting schedule as set forth in footnote (6) and expire in March 2005.

(8) These options have the same strike price, vesting schedule and expiration date as the options described in footnote (7).

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table reflects the option grants to the Company's Chief Executive Officer during the Company's last completed fiscal year.

----------------------------------------------------------------------------------------------------

               Number of Securities       Percent of Total
                Underlying Options       Options Granted to       Exercise Price
    Name              Granted         Employees in Fiscal Year       ($/Share)      Expiration Date
----------------------------------------------------------------------------------------------------
Serge Bujold              10,000               0.2%                     $0.18      February 28, 2011
               -------------------------------------------------------------------------------------
                       1,713,417              34.2%                     $0.1875    December 31, 2010
               -------------------------------------------------------------------------------------
                          41,667               0.8%                     $1.81      March 2, 2005
----------------------------------------------------------------------------------------------------

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

      The following table reflects the fiscal year-end value of unexercised options held by the Company's Chief Executive Officer. No options were exercised by the Chief Executive Officer during fiscal 2001.

-------------------------------------------------------------------------------------------
               Number of Securities Underlying Unexercised      Value of the Unexercised
                            Options at FY-End                In-the-Money Options at FY-End
    Name                Exercisable/Unexercisable              Exercisable/Unexercisable
-------------------------------------------------------------------------------------------
Serge Bujold               2,072,167/1,076,250                          $0 / $0
-------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

      The Company has no standard arrangements pursuant to which directors are compensated for services provided as directors. No remuneration or directors' fees were paid to directors of the Company during the fiscal years ended June 30, 2000 and June 30, 2001, with the exception of reimbursement of expenses. Directors of the Company were eligible in fiscal 2001 to receive grants of stock options under the Company's 2000 Stock Option Plan and 2001 Stock Option Plan. In fiscal 2001, options were granted to three directors-Serge Bujold, Johnson Joseph and Jeffrey Loy - to purchase 10,000 shares each at an exercise price of $0.18 per share. One quarter of the options vested in April 1, 2001, one quarter will vest in April 2002, and the balance will vest in April 2003. The options expire in February 2011.

LONG-TERM INCENTIVE PLANS

      The Company has no long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Company's Common Stock on November 14, 2001 by (i) each person known by the Company to beneficially own five percent or more of the Company's outstanding Common Stock,
(ii) each of the Company's executive officers and directors (there are no director nominees at this time) and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares of Common Stock are beneficially owned, and investment and voting power is held, by the person or entity named as owner.

      NAME AND ADDRESS                       AMOUNT AND NATURE OF    PERCENTAGE
      OF BENEFICIAL OWNER                     BENEFICIAL OWNER(a)   OF CLASS(a)
      -------------------                     -------------------   -----------
        Victor Cantore (1)                      52,187,500 (2)         56.0%
        Le Deck Global Holdings Limited(3)       9,199,365 (4)         18.3%
        Stephane Chouinard (5)                   6,776,180 (6)(9)      14.2%
        Joseph Farag (7)                         6,601,180 (8)(9)      13.8%
        Cybersys Solutions Inc. (10)             6,025,044             12.8%
        David Cullen (11)                        2,400,000              5.5%
        Elaine Kavanagh (11)                     2,400,000              5.5%
        John Cullen (11)                         2,400,000              5.5%
        Sandra Cullen (11                        2,400,000              5.5%
        Denise McCue (11)                        2,400,000              5.5%
        Paul McCue (11)                          2,400,000              5.5%
        David McNamara (11)                      2,400,000              5.5%
        Imelda McNamara (11)                     2,400,000              5.5%
        Janet Shanahan (11)                      2,400,000              5.5%
        Declan Sweeney (11)                      2,400,000              5.5%

       MANAGEMENT:
        Executive Officers and Directors
           As a group(1 Total) (1)              52,187,500             56.0%

(a) Calculated according to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding which are subject to such options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such options, warrants, rights or conversion privileges, but not deemed outstanding for the purpose of calculating the percentage owned by any other party listed.

(1) Mr. Cantore is the sole director, President and Secretary of the Company. Mr. Cantore's address is the same as the Company's address.

(2) The number of shares identified as held by Mr. Cantore includes 52,000,000 shares of the Company's Common Stock that will be issued to Mr. Cantore following his contribution of $52,000 to the capital of the Company, which shares will be issued 20 days after the Company files an Information Statement with the SEC regarding the election of Mr. Cantore as the Company's sole director and the issuance of shares to him. As of November 15, 2001, Mr. Cantore had paid $35,000 to the Company. The $17,000 balance of the purchase price is to be paid at a date to be determined with the agreement of the Company. The number of shares of Common Stock identified as held by Mr. Cantore also includes options for up to 187,500 shares of the Company's Common Stock that are currently exercisable and excludes options for 437,500 shares of the Company's Common Stock that are not exercisable within 60 days of November 14, 2001.

(3)   P.O. Box N-7047, Providence House, East Hill Street, Nassau, Bahamas.

(4) The number of shares identified as held by Le Deck Global Holdings Limited includes (a) 8,999,116 shares of the Company's Common Stock owned by this entity and (b) warrants for up to 200,249 shares of the Company's Common Stock. The number of shares identified excludes warrants for up to 200,248 shares of the Company's Common Stock that are not exercisable within 60 days of November 14, 2001.

(5)   2039 Bord du Lac Road, Ile Bizard (Quebec), H9C 2N9, Canada.

(6) Includes (a) 2,430,949 Exchangeable Shares owned personally by Mr. Chouinard, (b) 3,224,605 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Mr. Chouinard and Joseph Farag, (c) 170,626 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Messrs. Chouinard and Farag, and (d) options for up to 950,000 shares of the Company's Common Stock. Excludes options for up to 425,000 shares of Common Stock that are not exercisable within 60 days of November 14, 2001. Mr. Chouinard disclaims beneficial ownership of one half of the Exchangeable Shares described in clauses (b) and (c) of the first sentence of this note.

(7)   50 Quinlin PH 3 St-Laurent, Montreal (Quebec), H4N 3A5, Canada.

(8)   Includes (a) 2,430,949 Exchangeable Shares owned personally by Mr. Farag,
      (b) 3,224,605 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Mr. Farag and Stephane Chouinard, (c) 170,606 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Messrs. Farag and Chouinard, and (d) options for up to 775,000 shares of the Company's Common Stock. Mr. Farag disclaims beneficial ownership of one half of the Exchangeable Shares identified in clauses (b) and (c) of the preceding sentence.

(9) Please see the discussion following this table for information regarding the Exchangeable Shares referred to in this table and in the notes thereto. Voting rights in respect of the Exchangeable Shares and the corresponding share of Special Voting Stock are jointly held by Joseph Farag, Stephane Chouinard and Johnson Joseph as mandataries under the Voting, Support and Exchange Trust Agreement described below. No beneficial ownership has been attributed to any of Messrs. Farag, Chouinard or Joseph merely by virtue of their role as mandataries.

(10)  2060 de la Montagne Street, Montreal (Quebec), H3G 1Z7, Canada.

(11) All shares owned by these individuals are registered in the name of Bank August Roth AG, Bellariastrasse 23, Zurich, Switzerland, as nominee. Based on the Company's books and records, the address for David Cullen and Elaine Kavanagh is 17 Oakwood Close, Dublin 11, Ireland; the address for John and Sandra Cullen is 21 Blunden Drive, Dublin 5, Ireland; the address for Denise and Paul McCue is 12 The Green, Mulhuddart Co., Dublin, Ireland; the address for David and Imelda McNamara is 21 Montpelier Drive, Dublin 7, Ireland; and the address for Janet Shanahan and Declan Sweeney is 392 Bayouster, Celbridge Co., Kidare, Ireland. The Company has inquired but has not received responses regarding the nature of the relationships between the individuals living at the same address, or whether any of these individuals act as a "group" for purposes of the Exchange Act. Solely for purposes of this disclosure only, and without any intent to attribute or disclaim the actual beneficial ownership of these shares, the share ownership of those individuals having the same address have been grouped together in the preceding table. Since the issuance of the shares in 1999, the Company has not received any notification from Bank August Roth AG that the number of shares owned by any of such individuals has changed.

EXCHANGEABLE SHARES

      In addition to Common Stock, the Company has authorized the issuance of one share of Special Voting Stock. That share of Special Voting Stock is issued and held jointly as set forth in note 9 to the preceding table. The holder of that share of Special Voting Stock is entitled to the number of votes as is equal to the number of Exchangeable Shares issued and outstanding, which voting is on parity with the voting rights of holders of Common Stock, except as otherwise set forth below.

      The Exchangeable Shares are shares of capital stock of 3560309 Canada Inc. ("Canco"), a subsidiary of the Company. Canco has issued and outstanding the following class and number of shares: (i) 8,364,998 Exhangeable Shares; and (ii) 8,400 Preferred Shares. Each Preferred Share is convertible into Exchangeable Shares according to a ratio of one Preferred Share and CDN $5.00 (equivalent to US $3.14 applying the closing exchange rate of US $0.6280=CDN$1.00 as at November 14, 2001) for one Exchangeable Share.

      In addition to the rights appurtenant to the Exchangeable Shares of Canco described in the preceding discussion, the Exchangeable Shares of Canco effectively may be exchanged at any time by their respective holders, on a share-for-share basis, for shares of Common Stock of the Company, as follows:

      (a) An Exchangeable Share is redeemable at the option of its holder in consideration for shares of the Company's Common Stock plus accrued and unpaid dividends thereon.

      (b) Under the terms of the Voting Agreement described below, the Company granted to the trustee thereunder (as mandatary) for and on behalf of, and for the use and benefit of, the beneficial owners of Exchangeable Shares (other than subsidiaries of the Company) the right (the "Exchange Right"), upon the occurrence and during the continuance of an insolvency or liquidation event such as a bankruptcy or comparable event, to require the Company to purchase from each or any of such beneficial owners all or any part of the Exchangeable Shares held by such beneficial owner, all in accordance with the provisions of the Voting Agreement.

      (c) The rights of the beneficial holders are subject to the right of Planet 411 (Nova Scotia) Company ("Novaco"), a wholly-owned subsidiary of the Company, to acquire such Exchangeable Shares from the owner thereof, for generally the same consideration as is payable upon the exercise of Novaco of a call right that it has with respect to the Exchangeable Shares.

      The purchase price payable by the Company for each Exchangeable Share to be purchased by the Company is an amount per share equal to (a) the current price of a share of the Company's Common Stock on the last business day prior to the day of closing of the purchase and sale of such Exchangeable Share, which shall be satisfied in full through the delivery of one share of the Company's Common Stock, plus (b) accrued and unpaid dividends, if any. The purchase price for each such Exchangeable Share so purchased may be satisfied only by delivery to the trustee under the Voting Agreement, on behalf of the relevant beneficial owner, of one share of the Company's Common Stock and a check for the balance, if any, of the purchase price. To cause the exercise of the Exchange Right by the trustee, the aforementioned beneficial owners must deliver to the trustee certain instruments to give effect to the transfer of the shares and payment of the taxes (if any) payable as contemplated by the Voting Agreement.

      Additional provisions in Canco's articles of incorporation related to the Exchangeable Shares include the following:

      RESTRICTIONS ON CANCO'S PAYMENTS OF DIVIDENDS AND DISTRIBUTIONS. Without the consent of the holders of the Exchangeable Shares, for so long as any Exchangeable Shares are outstanding (unless the conditions set forth in the following discussion of the Voting Agreement are met):

      o Canco shall pay no dividends (other than stock dividends paid in such shares) on, redeem, make capital contributions with respect to, or purchase junior shares ranking junior to the Exchangeable Shares;

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

      VOTING RIGHTS. Holders of Exchangeable Shares are only entitled to notice of and to vote at meetings of Canco's shareholders to the extent that the subject matter of such meetings relates to the dissolution of Canco or the sale, lease or exchange of all or substantially all of Canco's property other than in the ordinary course of business.

VOTING AGREEMENT.

      On May 13, 1999, the Company, Canco, Novaco, certain other entities that are affiliated with the Company and each of Joseph Farag, Stephane Chouinard and Johnson Joseph, in their capacities as mandataries for shareholders of a former subsidiary of the Company, entered into a Voting, Support and Exchange Trust Agreement (the "Voting Agreement"). This agreement has been assigned to and assumed by the Company. In addition to the rights with respect to the exchange of the Exchangeable Shares in Canco for shares in the Company described in the preceding Section of this Item 11, the Voting Agreement and Canco's articles of incorporation each provide that dividends and/or distributions of any kind may not be paid on or with respect to the Company's Common Stock unless Canco pays the same amount of dividends and/or distributions, as applicable (or otherwise distributes the economic equivalent of same), to the holders of Exchangeable Shares. Record and payment dates for all dividends and distributions by the Company and Canco are to be identical. Furthermore, the Voting Agreement and Canco's articles of incorporation each provide that the Company may not effect
(a) any subdivisions, consolidations or reclassifications of the Company's Common Stock or (b) any merger of the Company (or other similar corporate event) affecting the Company's Common Stock, without the prior approval of the holders of the Exchangeable Shares if such action would cause an economic change in the rights of the holders of the Exchangeable Shares.

      For purposes of the preceding discussion, the three trustees under the Voting Agreement, Messrs. Farag, Chouinard and Joseph, are acting as mandataries under a special mandate executed by 9066-4871 Quebec Inc., a former subsidiary of the Company, and its shareholders. The mandataries' purposes thereunder are to hold all of the Exchangeable Shares, to hold one share of the Company's Special Voting Stock (including the exercising the voting rights attaching thereto), and to exercise retraction rights attaching to the Exchangeable Shares. The Voting Agreement sets forth the mechanisms for carrying out and administering these purposes.

ARRANGEMENTS REGARDING CHANGES OF CONTROL

      As previously discussed in this report, on November 14, 2001 the Company agreed to issue 52,000,000 shares of the Company's Common Stock for consideration of $52,000 to Victor Cantore, a shareholder of the Company, 20 days after the Company files an Information Statement with the SEC regarding the election of Mr. Cantore as the Company's sole director and the issuance of the shares to him. As of November 15, 2001, Mr. Cantore had paid $35,000 to the Company. The $17,000 balance of the purchase price is to be paid at a date to be determined with the agreement of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In fiscal 2000, the Company entered into the following related party transactions:

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

      o Commissions of $211,214 were earned by Victor Cantore in connection with the Company's raising of capital. Mr. Cantore owns ec-Assist Inc., a then principal shareholder of the Company. Mr. Cantore became the Company's sole officer and director on November 14, 2001.

      In addition, in June 2001 the Company issued warrants to purchase 4,000,000 shares of Common Stock at an exercise price of $0.0785 per share to Le Deck Global Holdings Limited, a principal shareholder of the Company, as a nominee for the Company. The warrants were to be used in settlements, if any, to be negotiated by 9066, the Company's former subsidiary, with its creditors. Because 9066 is now defunct, the Company is of the opinion that the warrants, which were to expire in November 2002, are no longer exercisable.

      As previously discussed in this report, on November 14, 2001 the Company agreed to issue 52,000,000 shares of the Company's Common Stock for consideration of $52,000 to Victor Cantore, a shareholder of the Company, 20 days after the Company files an Information Statement with the SEC regarding the election of Mr. Cantore as the Company's sole director and the issuance of the shares to him. Mr. Cantore was elected the Company's sole officer and director on November 14, 2001. As of November 15, 2001, Mr. Cantore had paid $35,000 to the Company. The $17,000 balance of the purchase price is to be paid at a date to be determined with the agreement of the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

            3.1   Articles of Incorporation (including Certificate of Merger)*
            3.2   By-laws*
            4.1   Specimen stock certificate*
            4.2   Form of Warrant*
            9.1   Voting, Support and Exchange Trust Agreement*
            9.2   Assignment and Assumption Agreement*
            21    Subsidiaries

* = Incorporated by reference to the same exhibit number of the Company's registration statement on Form 10 on file with the Securities and Exchange Commission, file number 0-27645

Reports on Form 8-K

      The registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

                               PLANET 411.COM INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

      Report of Independent Auditors                                     2 and 3
      Financial Statements
         Consolidated Operations                                               4
         Consolidated Changes in Shareholders'
         Equity (Deficiency)                                                   5
         Consolidated Cash Flows                                               6
         Consolidated Balance Sheets                                           7
         Notes to Consolidated Financial
         Statements                                                      8 to 20

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Planet 411.com Inc.

We have audited the accompanying consolidated balance sheets of Planet 411.com Inc. (a Development Stage Company) as at June 30, 2001 and 2000 and the consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended June 30, 2001 and 2000 and for the periods from July 31, 1998 (inception) through June 30, 1999 and July 31, 1998 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and for the periods from July 31, 1998 (inception) through June 30, 1999 and July 31, 1998 (inception) through June 30, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and as of June 30, 2001, the Company has a shareholders' and working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


(signed) RAYMOND CHABOT GRANT THORNTON
General Partnership
Chartered Accountants

Montreal, Canada
October 17, 2001

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED OPERATIONS
(In U.S. dollars)
================================================================================

                                                                For the                                                    For the
                                                            period from                                                period from
                                                             1998-07-31                                                 1998-07-31
                                                             (inception)                                                (inception)
                                                                through          Year ended         Year ended             through
                                                             1999-06-30          2000-06-30         2001-06-30          2001-06-30
                                                       ----------------   -----------------   ----------------    ----------------
                                                                      $                   $                  $                   $
REVENUE                                                              --               6,660             11,976              18,636
                                                       ----------------   -----------------   ----------------    ----------------
Operating and administrative expenses
     Salaries                                                   246,733           1,020,561          1,012,203           2,279,497
     Fringe benefits                                             29,130             155,477             84,571             269,178
     Subcontracts                                                10,805             711,546             80,799             803,150
     Training                                                    24,392               2,387                643              27,422
     Advertising and marketing research                          47,950             453,480            105,693             607,123
     Transportation                                               1,654               1,794              1,074               4,522
     Promotion                                                   26,702              37,981              3,110              67,793
     Rent                                                        52,472             113,527            168,911             334,910
     Web hosting and maintenance of licenses                     58,856             540,776            372,546             972,178
     Rental, maintenance and repairs                              7,665              17,417              5,872              30,954
     Taxes and permits                                           11,300              22,073             27,110              60,483
     Insurance                                                    2,469               3,322              2,526               8,317
     Office supplies and courier                                 52,353              67,040             24,280             143,673
     Communications                                              15,553              50,244             37,818             103,615
     Professional fees                                          213,362             836,969            302,534           1,352,865
     Interest on short-term debt and bank charges                 1,606              25,078             43,708              70,392
     Interest on long-term debt                                   3,051               1,563                386               5,000
     Service contracts                                           65,679              27,823              6,106              99,608
     Travel                                                      29,993              41,810             16,693              88,496
     Exchange loss (gain)                                       (30,104)            (44,650)           156,880              82,126
     Loss on disposal of capital assets                                                                 23,662              23,662
     Amortization of capital assets                             112,925             401,908            415,957             930,790
                                                       ----------------   -----------------   ----------------    ----------------
                                                                984,546           4,488,126          2,893,082           8,365,754
                                                       ----------------   -----------------   ----------------    ----------------
Loss before gain on disposal of a subsidiary                    984,546           4,481,466          2,881,106           8,347,118
Gain on disposal of a subsidiary (Note 4)                                                            2,293,539           2,293,539
                                                       ----------------   -----------------   ----------------    ----------------
NET LOSS                                                        984,546           4,481,466            587,567           6,053,579
Other comprehensive income
     Foreign exchange translation
     adjustment                                                 (26,472)             50,042            (23,570)
                                                       ----------------   -----------------   ----------------    ----------------
COMPREHENSIVE LOSS                                            1,011,018           4,431,424            611,137           6,053,579
                                                       ================   =================   ================    ================

Basic loss per share                                               0.09                0.14               0.02                0.23
                                                       ================   =================   ================    ================

Weighted average number of outstanding shares of
common stock (the special voting stock considered
as 8,364,998 shares of common stock)                         11,212,966          32,640,086         34,310,916          26,478,517
                                                       ================   =================   ================    ================

===============================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
(In U.S. dollars)

================================================================================

                                                                                                                         Additional
                                                                                       Special                   Common     paid-in
                                                                                  voting stock                    stock     capital
                                                                        ----------------------   ----------------------------------
                                                                        Number of                  Number of
                                                                           shares       Amount        shares     Amount      Amount
                                                                       ----------   ----------   -----------    -------  ----------
                                                                                             $                        $           $
Special voting stock (8,364,998 votes)                                          1                                           104,444
Balance outstanding on April 20, 1999, date of reverse takeover                                    8,484,315      8,484     (64,407)
June 1999 - exercise of warrants - for cash                                                       15,600,000     15,600     894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                       ----------   ----------   -----------    -------  ----------
Balance at June 30, 1999                                                        1           --    24,084,315     24,084     934,437
August 1999, cancellation of common stock - for cash                                                (600,000)      (600)    (34,400)
September 1999, capital stock units issued                                                           107,800        108     538,892
October 1999, capital stock units issued - for cash                                                  233,340        233     349,777
November 1999, capital stock units issued - for cash                                                 333,340        334     499,676
January 2000, capital stock units issued - for cash                                                  111,940        112     149,888
March 2000, capital stock units issued - for cash                                                    680,106        680   1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                       ----------   ----------   -----------    -------  ----------
Balance at June 30, 2000                                                        1           --    24,950,841     24,951   3,573,368
September 2000, capital stock units issued                                                         1,087,035      1,087   1,303,355
Advance payment on capital stock units
June 2001, capital stock units issued                                                             12,726,607     12,726     980,030
Foreign exchange translation adjustment
Net loss
                                                                       ----------   ----------   -----------    -------  ----------
Balance at June 30, 2001                                                        1           --    38,764,483     38,764   5,856,753
                                                                       ==========   ==========   ===========    =======  ==========

                                                                    Advance                            Deficit
                                                                 payment on       Accumulated      accumulated           Total
                                                                    capital             other       during the   shareholders'
                                                                      stock     comprehensive      development          equity
                                                                      units            income            stage    (deficiency)
                                                                 ----------     -------------      -----------   -------------
                                                                     Amount            Amount           Amount          Amount
                                                                 ----------     -------------      -----------   -------------
                                                                          $                  $               $               $
Special voting stock (8,364,998 votes)                                                                                 104,444
Balance outstanding on April 20, 1999, date of reverse takeover                                                        (55,923)
June 1999 - exercise of warrants - for cash                                                                            910,000
Advance payment on capital stock units                              539,000                                            539,000
Foreign exchange translation adjustment                                               (26,472)                         (26,472)
Net loss                                                                                              (984,546)       (984,546)
                                                                 ----------     -------------      -----------   -------------
Balance at June 30, 1999                                            539,000           (26,472)        (984,546)        486,503
August 1999, cancellation of common stock - for cash                                                                   (35,000)
September 1999, capital stock units issued                         (539,000)
October 1999, capital stock units issued - for cash                                                                    350,010
November 1999, capital stock units issued - for cash                                                                   500,010
January 2000, capital stock units issued - for cash                                                                    150,000
March 2000, capital stock units issued - for cash                                                                    1,135,778
Advance payment on capital stock units                            1,304,442                                          1,304,442
Foreign exchange translation adjustment                                                50,042                           50,042
Net loss                                                                                            (4,481,466)     (4,481,466)
                                                                 ----------     -------------      -----------   -------------
Balance at June 30, 2000                                          1,304,442            23,570       (5,466,012)       (539,681)
September 2000, capital stock units issued                       (1,304,442)
Advance payment on capital stock units                            1,091,590                                          1,091,590
June 2001, capital stock units issued                              (992,756)
Foreign exchange translation adjustment                                               (23,570)                         (23,570)
Net loss                                                                                              (587,567)       (587,567)
                                                                 ----------     -------------      -----------   -------------
                                                                     98,834                --       (6,053,579)        (59,228)
                                                                 ==========     =============      ===========   =============

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED CASH FLOWS
(In U.S. dollars)

================================================================================

                                                                      For the                                              For the
                                                                  period from                                          period from
                                                                   1998-07-31                                           1998-07-31
                                                                   (inception)                                          (inception)
                                                                      through        Year ended       Year ended           through
                                                                   1999-06-30        2000-06-30       2001-06-30        2001-06-30
                                                              ----------------  ----------------  ---------------   ---------------
                                                                            $                 $                $                 $
OPERATING ACTIVITIES
Net loss                                                             (984,546)       (4,481,466)        (587,567)       (6,053,579)
Non-cash items
     Amortization of capital assets                                   112,925           401,908          415,957           930,790
     Loss on disposal of capital assets                                                                   23,662            23,662
     Gain on disposal of a subsidiary                                                                 (2,293,539)       (2,293,539)
Changes in non-cash working capital items
     Accounts receivable                                                                 (5,904)           3,079            (2,825)
     Sales taxes receivable                                           (37,782)          (75,899)         104,257            (9,424)
     Prepaid expenses                                                 (31,212)          (58,352)          89,123              (441)
     Accounts payable                                                  20,655           756,520          252,330         1,029,505
     Accrued liabilities                                              103,790           450,626         (169,052)          385,364
                                                              ---------------   ---------------   --------------    --------------
Cash flows from operating activities                                 (816,170)       (3,012,567)      (2,161,750)       (5,990,487)
                                                              ---------------   ---------------   --------------    --------------
INVESTING ACTIVITIES
Cash position of acquired company (Note 3)                                263                                                  263
Cash position of disposed subsidiary (Note 4)                                                               (422)             (422)
Proceeds on disposal of a subsidiary                                                                           1                 1
Term deposits                                                         (10,196)          (20,705)          11,189           (19,712)
Advances to directors and shareholders                                 (3,127)           (6,398)           3,324            (6,201)
Other advances                                                        (13,695)           13,695
Capital assets                                                       (859,091)         (439,961)         (65,710)       (1,364,762)
Proceeds from disposal of capital assets                                                                  48,042            48,042
Effect of exchange rate changes                                         3,079            (2,316)          25,408            26,171
                                                              ---------------   ---------------   --------------    --------------
Cash flows from investing activities                                 (882,767)         (455,685)          21,832        (1,316,620)
                                                              ---------------   ---------------   --------------    --------------
FINANCING ACTIVITIES
Advances to related companies                                         (44,242)                                             (44,242)
Advances from directors and shareholders                                  656            12,864          (13,520)
Repayment of long-term debt                                            (6,953)           (6,827)          (8,122)          (21,902)
Proceeds on interest-free demand loan from a director and
shareholder                                                                                              142,858           142,858
Proceeds on demand note payable                                                          33,800                             33,800
Proceeds on short-term debt from a shareholder                                                           802,805           802,805
Repayment of short-term debt from a shareholder                                                          (89,883)          (89,883)
Issuance of preferred shares of a subsidiary company -
non-controlling interest                                              285,474                                              285,474
Issuance of capital stock                                           1,014,444         2,135,798                          3,150,242
Cancellation of capital stock                                                           (35,000)                           (35,000)
Advance payment on capital stock units                                539,000         1,304,442        1,091,590         2,935,032
Effect of exchange rate changes                                       (26,472)           50,042          124,396           147,966
                                                              ---------------   ---------------   --------------    --------------
Cash flows from financing activities                                1,761,907         3,495,119        2,050,124         7,307,150
                                                              ---------------   ---------------   --------------    --------------
NET INCREASE (DECREASE) IN CASH                                        62,970            26,867          (89,794)               43
Cash, beginning of period                                                                62,970           89,837
                                                              ---------------   ---------------   --------------    --------------
Cash, end of period                                                    62,970            89,837               43                43
                                                              ===============   ===============   ==============    ==============

Supplementary information

     Interest paid                                                      3,051               842               91             3,984
                                                              ===============   ===============   ==============    ==============

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

================================================================================

                                                                                                   2000-06-30         2001-06-30
                                                                                             ----------------   ----------------
                                                                                                            $                  $
ASSETS
Current assets
     Cash                                                                                              89,837                 43
     Term deposits, 4.25% to 4.8%                                                                      30,901
     Accounts receivable                                                                                5,904              2,507
     Sales taxes receivable                                                                           113,681
     Advances to directors and shareholders, without interest                                           9,071
     Prepaid expenses                                                                                  89,564
                                                                                             ----------------   ----------------
                                                                                                      338,958              2,550
Capital assets (Note 5)                                                                               941,075
                                                                                             ----------------   ----------------
                                                                                                    1,280,033              2,550
                                                                                             ================   ================

LIABILITIES
Current liabilities
     Accounts payable                                                                                 924,382              7,861
     Accrued liabilities                                                                              554,416             53,917
     Demand note payable, 10%                                                                          33,800
     Instalments on long-term debt (Note 6)                                                             8,122
                                                                                             ----------------   ----------------
                                                                                                    1,520,720             61,778
Advances from directors and shareholders, without interest or repayment terms                          13,520
Redeemable preferred stock of a subsidiary (Note 7)                                                   285,474
                                                                                             ----------------   ----------------
                                                                                                    1,819,714             61,778
                                                                                             -----------------  -----------------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 8)
     Special voting stock, having a par value of $0.001, holding a number of votes equal to the number of exchangeable shares of 3560309 Canada Inc.
     outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share June 30, 2001 and 2000 issued and outstanding
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued
     Common stock, having a par value of $0.001, 69,999,999 shares authorized;
     38,764,483 (June 30, 2001) and 24,950,841 (June 30, 2000) issued and outstanding                  24,951             38,764
Additional paid-in capital                                                                          3,573,368          5,856,753
Advance payment on capital stock units (Note 9)                                                     1,304,442             98,834
Accumulated other comprehensive income                                                                 23,570
Deficit accumulated during the development stage                                                   (5,466,012)        (6,053,579)
                                                                                             ----------------   ----------------
                                                                                                     (539,681)           (59,228)
                                                                                             ----------------   ----------------
                                                                                                    1,280,033              2,550
                                                                                             ================   ================

================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

On behalf of the Board,

     -------------------------------               ----------------------
     Director                                      Director

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

1 - INCORPORATION, NATURE OF OPERATIONS AND GOING CONCERN

The Company, a Delaware corporation, is in its development stage.

On March 30, 1999, the Company authorized one share of special voting stock having a par value of $0.001.

Pursuant to a combination agreement entered into as of April 20, 1999 among the Company, the Company's wholly-owned subsidiary, Planet 411 (Nova Scotia) Company, the Company's indirect wholly-owned subsidiary, 3560309 Canada Inc., 9066-4871 Quebec Inc. and the shareholders of 9066-4871 Quebec Inc., 3560309 Canada Inc. acquired all of the issued and outstanding shares of 9066-4871 Quebec Inc. in exchange for 25,094,996 exchangeable shares and 8,400 preferred shares of 3560309 Canada Inc. The preferred shares of 3560309 Canada Inc. may be converted into exchangeable shares of that corporation on the basis of one preferred share and C$5 for one exchangeable share. The exchangeable shares of 3560309 Canada Inc. may be exchanged at any time by their holders, on a share-for-share basis, for shares of common stock of the Company. Pursuant to the combination agreement, the Company has also issued one share of special voting stock which is held for the benefit of the holders of the exchangeable shares of 3560309 Canada Inc. The share of special voting stock entitles the holder to such number of votes as is equal to the number of exchangeable shares outstanding from time to time.

Since the shareholders of 9066-4871 Quebec Inc. controlled the Company thereafter, 9066-4871 Quebec Inc. was considered to be the acquirer. As result of the reverse takeover, the consolidated financial statements are a continuation of the financial statements of 9066-4871 Quebec Inc.

On September 30, 1999, Planet 411.com Corporation entered into a merger agreement to which Planet 411.com Corporation was merged with Planet 411.com Inc., a Delaware corporation, and ceased to exist. The surviving company, whose total assets and liabilities equal those of Planet 411.com Corporation prior to the merger, issued shares to the shareholders of Planet 411.com Corporation in the ratios provided within the agreement.

The Company is a publicly traded company trading on the over-the-counter bulletin board with stock symbol PF00.

The Company was involved in the e-business industry. It provided end-to-end quality e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). During the third quarter of 2001, the Company had recognized, however, that due to the slower market penetration of the e-retail business in Canada, further implementation of that business would not maximize returns to shareholders.

As a result of the orientation, the Company closed on a temporary basis the Canadian e-retail operations and terminated the Canadian merchants. The United States-based e-retail business was kept operational through an agreement with a strategic alliance in the United States.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

1 - INCORPORATION, NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

The Company believed that it should capitalize on its strengths in transaction and payment processing and began to develop a real-time financing solution for e-retailers as well as brick and mortar retailers. This solution was Web-based, which would enable retailers to process their consumers' loans and to complete their sales in "real-time".

The Company operated its business through a newly created wholly-owned subsidiary, a business service provider focusing on the processing of transactions and payments for the retail industry. In that purpose, the Company integrated all business and technology components needed by the retail industry to complete the sale.

The Company was developing a real-time financing service for lenders, manufacturers and retailers wanting to finance consumers for their product-purchases in their brick and mortar stores, their mail and telesales operations and their online stores, until the Company ceased operations.

CORPORATE REORGANIZATION

On June 15, 2001, the Company proceeded with the following corporate reorganization so as to complete the development of the real-time financing Processing Services solution within this new organizational structure.

On April 12, 2001, the Company organized 3883884 Canada Inc. to provide the Company's real-time consumer financing solution for e-retailers as well as brick and mortar retailers.

On June 15, 2001, 9066-4871 Quebec Inc., an indirect wholly-owned subsidiary of the Company, sold its intellectual property (including a pending patent) comprising its e-retail solution to 3883884 Canada Inc.

The sale price of $922,448 (C$1,400,000) was paid by 3883884 Canada Inc. by assuming an equivalent amount of debt that 9066-4871 Quebec Inc. owed to the Company. 3883884 Canada Inc. also granted a use and marketing license to 9066-4871 Quebec Inc. with no royalty payable for the first two years and one percent revenue-based royalty to be paid quarterly to 3883884 Canada Inc. thereafter.

Immediately after the transfer of intellectual property described above, the Company sold 9066-4871 Quebec Inc. to a third party for $1 (see Note 4).

GOING CONCERN

The Company's consolidated financial statements for the year ended June 30, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $587,567 in the fiscal year ended June 30, 2001 and $6,053,579 in the period from July 31, 1998 (inception) through June 30, 2001. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $59,228.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

1 - INCORPORATION, NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

On October 16, 2001, the Company announced that due to a lack of funding, they were unable to implement their new business plan and were ceasing operations, effective immediately. The Company also announced that the remaining employees, officers and directors had resigned, effective upon the filing of a current report with the Securities and Exchange Commission.

These factors raise substantial doubts about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is presently seeking a suitable candidate with whom to merge or whom will purchase the Company as a "public shell", in an effort to get some value for the company's shareholders.

2 - ACCOUNTING POLICIES

FINANCIAL STATEMENTS

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

2 - ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

The Company's core focus is to be an e-business service provider to medium and large-sized businesses (virtual stores for on-line transactions). The Company has divided its services into three compoments: first, strategy - assisting with the set-up and implementation of the e-merchants on-line business model; second, marketing - working with e-merchants to define a marketing strategy identifying the best advertising and promotion channels for the virtual store; and third, performance analysis - provide pertinent data about on-line sales generally and e-merchant visitors and buyers in particular. The Company plans to charge for its services an industry-dependent fee based upon the gross on-line sales of its e-merchants. This revenue is recognized at the time of delivery and acceptance of the e-merchants' products.

The Company also charges a one-time introductory fee to each merchant. This revenue is recognized over the term of the contract.

Additional optional services are charged on a fee basis and the revenue is recognized when the services are performed.

ADVERTISING

Advertising costs are expensed in the year incurred.

AMORTIZATION

Capital assets were amortized on a straight-line basis over their estimated useful lives as follows:

Office equipment, furniture and fixtures                                 5 years
Office equipment, furniture and fixtures
under capital leases                                                     5 years
Computer equipment and software                                          3 years
Licenses                                                                 3 years

FINANCIAL INSTRUMENTS

The estimated fair value of cash, term deposits, accounts receivable, accounts payable and accrued liabilities approximates their carrying value due to their short-term maturity.

CASH AND CASH EQUIVALENTS

The Company's policy is to present cash and temporary investments having a term of three months or less from the acquisition date as cash and cash equivalents.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

3 - BUSINESS ACQUISITION

On April 20, 1999, the Company executed a combination agreement (see Note 1). As a result, the shareholders of 9066-4871 Quebec Inc. controlled Planet 411.com Corporation after the share-for-share exchange and 9066-4871 Quebec Inc. was considered to be the acquirer. Consequently, the operations of the Company are included in earnings from the date of acquisition.

As at the date of acquisition, the fair value of net assets acquired were accounted for as follows:

                                                                              $
                                                                        -------

Cash                                                                        263
Loans payable to shareholders                                              (454)
Accounts payable                                                        (55,732)
                                                                        -------
Excess of liabilities over assets acquired                              (55,923)
Consideration
      8,484,315 common shares, at par value                               8,484
                                                                        -------
Additional paid-in capital                                              (64,407)
                                                                        =======

4 - BUSINESS DISPOSAL

On June 15, 2001, the Company disposed of its e-retail activities carried on by 9066-4871 Quebec Inc., an indirectly wholly-owned subsidiary.

The sold assets and operations represented substantially all of the operating assets and activities of the Corporation and, as such, have not been disclosed as discontinued operations.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

4 - BUSINESS DISPOSAL (CONTINUED)

The gain on disposal of a subsidiary is determined as follows:

                                                                              $
                                                                     ----------

Cash                                                                        422
Term deposits                                                            19,712
Accounts receivable                                                         318
Sales taxes receivable                                                    9,424
Advances to directors and shareholders                                    5,747
Prepaid expenses                                                            441
Capital assets                                                          439,504
Accounts payable                                                     (1,114,639)
Accrued liabilities                                                    (331,447)
Interest-free demand loan from a director and a shareholder            (142,858)
Demand note payable                                                     (33,800)
Short-term debt from a shareholder                                     (712,922)
Due to Planet 411.com Inc.                                           (4,493,725)
Redeemable preferred stock                                             (276,735)
Accumulated other comprehensive income                                 (156,705)
                                                                     ----------
Excess of liabilities over assets acquired                           (6,787,263)
Consideration                                                                 1
                                                                     ----------
                                                                     (6,787,264)
Write-off of amount due from 9066-4871 Quebec Inc.                    4,493,725
                                                                     ----------
Gain on disposal of a subsidiary                                     (2,293,539)
                                                                     ==========

5 - CAPITAL ASSETS

                                                                                               2000-06-30
                                                           ----------------------------------------------
                                                                             Accumulated
                                                                   Cost     amortization              Net
                                                           ------------     ------------     ------------
                                                                      $                $                $
Office equipment, furniture and fixtures                        198,635           33,754          164,881
Office equipment, furniture and fixtures under capital
leases                                                           38,682           15,110           23,572
Computer equipment                                              317,991          122,080          195,911
Computer software                                               316,469          125,315          191,154
Licenses                                                        584,894          219,337          365,557
                                                           ------------     ------------     ------------
                                                              1,456,671          515,596          941,075
                                                           ============     ============     ============

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

5 - CAPITAL ASSETS (CONTINUED)

During the year ended June 30, 2001, capital assets were acquired at an aggregate cost of $11,498, the $91,475 of accounts payable relating to the acquisition of capital assets for the year ended June 30, 2000 were partly paid and an amount of $37,263 still remained in accounts payable of the subsidiary when it was disposed of. Cash payments of $65,710 were made to purchase capital assets.

During the year ended June 30, 2000, capital assets were acquired at an aggregate cost of $372,076 of which $91,475 still remained in accounts payable. The $159,360 of accounts payable relating to the acquisition of capital assets for the period from July 31, 1998 (inception) through June 30, 1999 were paid in the year 2000. Cash payments of $439,961 were made to purchase capital assets.

During the period from July 31, 1998 (inception) through June 30, 1999, capital assets were acquired at an aggregate cost of $1,084,595 of which $44,242 were acquired by means of advances from related companies and $21,902 by means of long-term debt, and of which $159,360 still remained in accounts payable. Cash payments of $859,091 were made to purchase capital assets.

One of the Company's licenses allowed customers to use third-party software in developing marketing strategies for their products and tracking and invoicing their products. Another license provided a host for the Company's Web sites.

6 - LONG-TERM DEBT

                                                                                                2000-06-30            2001-06-30
                                                                                        -------------------   -------------------
                                                                                                         $                     $
Obligations under capital leases, 16%, payable in monthly instalments
of $883, capital and interest                                                                        8,122

Instalments due within one year                                                                      8,122
                                                                                        ------------------    ------------------
                                                                                                        --                    --
                                                                                        ==================    ==================

In 2000, the estimated fair value of the Company's long-term debt, determined by discounting future cash flows at current rates, was approximately equal to its carrying value.

7 - REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY

Non-controlling interest of $285,474 consisted of 8,400 preferred shares issued by a subsidiary company, non-voting, non-participating, non-cumulative preferential dividend of 80% of the prime rate on commercial loan charges by the financial institution of the Company, redeemable at a price equal to the fair market value of the consideration received upon issuance, issued for cash. The holders of the preferred shares had been granted an option to convert one preferred share for one exchangeable share (exchangeable for shares of the Company) at C$5 per share. No preferred dividends have been declared.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

8 - CAPITAL STOCK

CAPITAL STOCK TRANSACTIONS DURING THE PERIOD FROM JULY 31, 1998 (INCEPTION) THROUGH JUNE 30, 2001

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

WARRANTS

At June 30, 2001, warrants to purchase 4,000,000 shares of common stock for $0.0785 are outstanding. The warrants expire on November 19, 2002.

STOCK COMPENSATION PLANS

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

The Company does not intend to issue any additional options under the 2000 Stock Option Plan.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

8 - CAPITAL STOCK (CONTINUED)

Effective January 1, 2001, the Company adopted the 2001 Senior Officers Stock Option Plan. Under this plan, the Company may grant options to senior officers of the Company or any of its subsidiaries, for up to 10,000,000 shares of common stock. The exercise price of each option granted under the plan will equal or exceed the then-current price of the Company's common stock. The plan was approved by the Company's Board of Directors on January 3, 2001. On January 9, 2001, the Company granted its two most senior officers options to purchase an aggregate of 2,855,695 shares at an average price of $0.1875 per share. The options vested on January 24, 2001.

Effective February 28, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards thereunder. The 2001 Plan provides for issuance of a total of 7,500,000 shares of common stock on or prior to February 28, 2011. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. A total of 4,070,165 options at an exercise price of $0.18 have been granted under this plan.

The following table summarizes the changes in all of the stock option plans during the fiscal years ended June 30, 2000 and 2001:

                                                                     2000-06-30                                  2001-06-30
                                      ------------------------------------------   -----------------------------------------
                                                                       Weighted                                    Weighted
                                                  Number                average                Number               average
                                              of options         exercise price            of options        exercise price
                                      -------------------   -------------------   -------------------   -------------------
                                                                              $                                           $
Outstanding, beginning of year                                                              8,103,723                  1.98
Granted                                         8,103,723                  1.98             7,655,363                  0.26
Cancelled                                                                                    (146,745)                 2.00
                                      --------------------  --------------------   -------------------   -------------------
Outstanding, end of year                        8,103,723                  1.98            15,612,341                  4.24
                                      ====================  ====================   ===================   ===================

Options exercisable, end of year                       --                    --             7,639,872                  1.06
                                      ====================  ====================   ===================   ===================

The following table summarizes information about these stock option plans as at June 30, 2001 :

                                                                      Options outstanding                Options exercisable
                                       --------------------------------------------------    --------------------------------
                                                           Weighted
                                                            average
                                                          remaining              Weighted                           Weighted
                                             Number     contractual               average          Number            average
Range of exercise prices                 of options      life years        exercise price      of options     exercise price
----------------------------------     ------------    ------------   -------------------    ------------    ---------------
           $                                                                            $                                  $
0.14 to 0.18                              4,070,165             9.7                  0.18       1,050,291               0.18
0.19 to 0.19                              2,855,695             9.6                  0.19       2,855,695               0.18
0.69 to 1.33                                700,003             9.2                  0.98          87,500               1.28
1.65 to 2.00                              7,986,478             8.8                  1.98       3,646,386               2.00
                                       ------------                                          ------------
                                         15,612,341                                             7,639,872
                                       ============                                          ============

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

8 - CAPITAL STOCK (CONTINUED)

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and basic loss per share for the year ended June 30, 2001 would have been increased by $1,627,806 and $0.05 respectively ($1,671,338 and $0.05 respectively in 2000).

The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 4.75% (6.06% in 2000), annual dividends of nil, expected life of three and a half years and expected volatility of 170% (110% in 2000).

9 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS

In the year ended June 30, 2000, the Company received $1,304,442 with respect to a private placement for 1,087,035 units at $1.20 per unit. Each unit consists of one share of common stock and one share purchase warrant. Each warrant will entitle the holder to purchase one additional share of common stock of the Company for $1.20 within one year from the date of closing of the offer, June 22, 2000. The units were issued in September 2000.

In the year ended June 30, 2001, the Company received $98,834 with respect to a private placement totalling 1,897,260 shares at $0.078 per share. The balance of payment of $48,474 was received subsequent to year-end. As of June 30, 2001, no shares of common stock have been issued with respect to this private placement.

10 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions concluded in the normal course of operations, at exchange value which represents the amount established and agreed to by related parties:

                                                      For the period                                        For the
                                                         period from                                    period from
                                                          1998-07-31                                     1998-07-31
                                                         (inception)                                    (inception)
                                                             through     Year ended      Year ended         through
                                                          1999-06-30     2000-06-30      2001-06-30      2001-06-30
                                                      --------------  -------------   -------------   -------------
                                                                   $              $               $               $
Professional fees for legal services
paid to a shareholder of the
Company(a)                                                    22,487         30,384              --          52,871
                                                      ==============   ============    ============    ============


PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

10 - RELATED PARTY TRANSACTIONS (CONTINUED)

                                                      For the period                                        For the
                                                         period from                                    period from
                                                          1998-07-31                                     1998-07-31
                                                         (inception)                                    (inception)
                                                             through     Year ended      Year ended         through
                                                          1999-06-30     2000-06-30      2001-06-30      2001-06-30
                                                      --------------   ------------    ------------    ------------
                                                                   $              $               $               $
Subcontracting fees for computer
support services and equipment paid
to a company controlled by a
shareholder of the Company                                     5,293        134,440              --         139,733
                                                      ==============   ============    ============    ============

Subcontracting fees for professional
services paid to shareholders,
directors and companies controlled by
employees(a)                                                      --        558,002              --         558,002
                                                      ==============   ============    ============    ============

(a) During the year ended June 30, 2000, these related parties commenced employment with the Company and as a result, the professional services ceased.

Included in accounts payable at June 30, 2000 is an amount payable for subcontracting fees for professional services to shareholders, directors and companies controlled by employees totalling $421,735.

In 2000, the estimated fair value of advances to directors and shareholders approximated the carrying value due to their short-term maturity.

In 2000, the estimated fair value of advances from directors and shareholders, determined by discounting future cash flows at current rates, was approximately equal to the carrying value.

The advances to directors and shareholders were short-term loans and advances from directors and shareholders for items purchased for use in the business which had not been reimbursed.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

11 - INCOME TAXES

a)    Reconciliation of the effective tax rate is detailed as follows:

                                                                                         For the
                                                                                     period from
                                                                                      1998-07-31
                                                                                     (inception)
                                                                                         through       Year ended     Year ended
                                                                                      1999-06-30       2000-06-30     2001-06-30
                                                                                  ---------------    ------------    -----------
                                                                                                $               $              $
      Income tax benefit according to the statutory income
      tax rate in the United States of America                                            334,746       1,523,698        199,773
      Gain on disposal of subsidiary not taxable                                                                         779,803
      Unutilized net operating losses and capital assets
      amortization for income tax purposes                                               (365,430)     (1,645,610)      (992,940)
      Income taxes of foreign subsidiaries subject to
      different rates                                                                      49,227         191,359         16,764
      Other, net                                                                          (18,543)        (69,447)        (3,400)
                                                                                   --------------    ------------    -----------
      Income taxes according to effective tax rates                                            --              --             --
                                                                                   ==============    ============    ===========

b) The tax benefits arising from operating losses and capital assets amortization for income tax purposes of approximately $723,000 (June 30, 2001), $5,350,000 (June 30, 2000) and $1,050,000 (June 30, 1999) are not
      recorded in the financial statements. The operating loss carry-forwards for income tax purposes of $723,000 are available to offset taxable income through the year 2021.

c) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows :


                                                                                                       2000-06-30     2001-06-30
                                                                                                     ------------    -----------
                                                                                                                $              $
      Operating loss carry-forwards                                                                     1,850,400        246,000
      Capital assets, due to amortization taken for
      accounting purposes                                                                                 197,100
                                                                                                     -------------   -----------
                                                                                                        2,047,500        246,000
      Valuation allowance                                                                              (2,047,500)      (246,000)
                                                                                                     ------------    -----------
      Net deferred tax assets                                                                                  --             --
                                                                                                     ============    ===========

      The net decrease in the valuation allowance amounted to $1,801,500 in the year ended June 30, 2001 (net increase of $1,638,000 in 2000).

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2001, the Company received $41,961 with respect to a private placement for 400,497 units at a weighted average stock price of $0.105 per unit. Each unit consists of one share of common stock and one half share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock of the Company for the same price within one year from the date the instalment is received by the Company. The expiry date for the warrants are respectively August 12, 2002 and September 10, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PLANET411.COM INC.


                                        By: /s/ Victor Cantore
                                            ------------------------------------
                                            Victor Cantore
                                            President

                                        Date: November 16, 2001

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE

/s/ Victor Cantore
----------------------------------
Name:       Victor Cantore
Title:      President (Principal Executive Officer, Principal Financial and
            Accounting Officer) and Sole Director
Date:       November 16, 2001