Form 10QSB
period 2001-09-30
PLANET411 COM INC
filed 2001-12-14
CIK 1096555

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______________ to ________________


                         Commission file number: 0-27645


                               PLANET411.COM INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                     DELAWARE                            88-0258277
         (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
          Incorporation or Organization)


                8720 Dufrost, St-Leonard, Quebec, Canada, H1P 2Z5
                    (Address of Principal Executive Offices)


                                 (514) 325-4567
                (Issuer's Telephone Number, Including Area Code)

                                      N.A.
      (Former Name, Former Address and Former Fiscal Year if Changed Since
                                  Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

At December 10, 2001, there were 40,990,391 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes |_|   No |X|

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               PLANET 411.COM INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


               Financial Statements
                   Consolidated Balance Sheets                        2
                   Consolidated Operations                            3
                   Consolidated Changes in Shareholders'
                   Equity (Deficiency)                                4
                   Consolidated Cash Flows                            5
                   Notes to Consolidated Financial
                   Statements                                    6 to 9

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(In U.S. dollars)

                                                                                                 (Unaudited)
                                                                                                 2001-09-30         2001-06-30
                                                                                           -----------------  -----------------
                                                                                                          $                  $0
ASSETS
Current assets
     Cash                                                                                               430                 43
     Accounts receivable                                                                              3,007              2,507
                                                                                           -----------------  -----------------
                                                                                                      3,437              2,550
                                                                                           =================  =================

LIABILITIES
Current liabilities
     Accounts payable                                                                                23,193              7,861
     Accrued liabilities                                                                            140,756             53,917
                                                                                           -----------------  -----------------
                                                                                                    163,949             61,778
                                                                                           -----------------  -----------------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 2)
     Special voting stock, having a par value of $0.001, holding a number of votes equal to the number of exchangeable shares of 3560309 Canada Inc.
     outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share September 30, 2001 and June 30, 2001 issued and outstanding Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued Common stock, having a par value of $0.001,
     69,999,999 shares authorized; 38,764,483 September 30, 2001 and June 30,
     2001
     issued and outstanding                                                                          38,764             38,764
Additional paid-in capital                                                                        5,856,753          5,856,753
Advance payment on capital stock units (Note 3)                                                     181,816             98,834
Accumulated other comprehensive income                                                               41,347
Deficit accumulated during the development stage                                                 (6,279,192)        (6,053,579)
                                                                                           -----------------  -----------------
                                                                                                   (160,512)           (59,228)
                                                                                           -----------------  -----------------
                                                                                                      3,437              2,550
                                                                                           =================  =================

===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED OPERATIONS
(Unaudited)
(In U.S. dollars)

                                                                                                        For the
                                                                                                    period from
                                                                                                     1998-07-31
                                                             Three months       Three months         (inception)
                                                                    ended              ended            through
                                                               2001-09-30         2000-09-30         2001-09-30
                                                          ----------------   ----------------   ----------------
                                                                        $                  $                  $
REVENUE                                                                --              7,251             18,636
                                                          ----------------   ----------------   ----------------
Operating and administrative expenses
     Salaries                                                                        365,481          2,279,497
     Fringe benefits                                                                  37,536            269,178
     Subcontracts                                                                     69,470            803,150
     Training                                                                                            27,422
     Advertising and marketing research                                              117,874            607,123
     Transportation                                                                                       4,522
     Promotion                                                                           536             67,793
     Rent                                                          (4,853)            38,990            330,057
     Web hosting and maintenance of licenses                                         112,575            972,178
     Rental, maintenance and repairs                                                   2,705             30,954
     Taxes and permits                                                                 9,580             60,483
     Insurance                                                                           742              8,317
     Office supplies and courier                                      875             12,946            144,548
     Communications                                                 5,323             11,881            108,938
     Professional fees                                            178,913            113,439          1,531,778
     Interest on short-term debt and bank charges                     102              8,578             70,494
     Interest on long-term debt                                                          233              5,000
     Service contracts                                                                   519             99,608
     Travel                                                         6,444              7,932             94,940
     Exchange loss                                                 38,809             96,491            120,935
     Loss on disposal of capital assets                                                8,931             23,662
     Amortization of capital assets                                                  112,739            930,790
                                                          ----------------   ----------------   ----------------
                                                                  225,613          1,129,178          8,591,367
                                                          ----------------   ----------------   ----------------
Loss before gain on disposal of a subsidiary                      225,613          1,121,927          8,572,731
Gain on disposal of a subsidiary                                                                      2,293,539
                                                          ----------------   ----------------   ----------------
NET LOSS                                                          225,613          1,121,927          6,279,192
Other comprehensive income
     Foreign exchange translation adjustment                       41,347            104,875             41,347
                                                          ----------------   ----------------   ----------------
COMPREHENSIVE LOSS                                                184,266          1,017,052          6,237,845
                                                          ================   ================   ================

Basic loss per share                                                   --               0.03               0.22
                                                          ================   ================   ================

Weighted average number of outstanding shares of
common stock (the special voting stock considered as
8,364,998 shares of common stock)                              47,129,481         33,623,045         28,119,181
                                                          ================   ================   ================


================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
(In U.S. dollars)

                                                                      Special                      Common         Additional
                                                                 voting stock                       stock    paid-in capital
                                                      -----------------------   ------------------------     ---------------
                                                       Number of                   Number of
                                                          shares      Amount          shares      Amount             Amount
                                                      -----------   ---------   -------------  ----------  -----------------
                                                                           $                           $                  $
Special voting stock (8,364,998 votes)                         1                                                    104,444
Balance outstanding on April 20, 1999, date
  of reverse takeover                                                              8,484,315       8,484            (64,407)
June 1999 - exercise of warrants - for cash                                       15,600,000      15,600            894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                      -----------   ---------   -------------  ----------  -----------------
Balance at June 30, 1999                                       1           -      24,084,315      24,084            934,437
August 1999, cancellation of common stock - for cash                                (600,000)       (600)           (34,400)
September 1999, capital stock units issued                                           107,800         108            538,892
October 1999, capital stock units issued - for cash                                  233,340         233            349,777
November 1999, capital stock units issued - for cash                                 333,340         334            499,676
January 2000, capital stock units issued - for cash                                  111,940         112            149,888
March 2000, capital stock units issued - for cash                                    680,106         680          1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                      -----------   ---------   -------------  ----------  -----------------
Balance at June 30, 2000                                       1           -      24,950,841      24,951          3,573,368
September 2000, capital stock units issued                                         1,087,035       1,087          1,303,355
Foreign exchange translation adjustment
Net loss
                                                      -----------   ---------   -------------  ----------  -----------------
Balance at September 30, 2000                                  1           -      26,037,876      26,038          4,876,723
Advance payment on capital stock units
June 2001, capital stock units issued                                             12,726,607      12,726            980,030
Foreign exchange translation adjustment
Net earnings
                                                      -----------   ---------   -------------  ----------  -----------------
Balance at June 30, 2001                                       1           -      38,764,483      38,764          5,856,753
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                      -----------   ---------   -------------  ----------  -----------------
Balance at September 30, 2001                                  1           -      38,764,483      38,764          5,856,753
                                                      ===========   =========   =============  ==========  =================

============================================================================================================================

                                                                                               Deficit
                                                           Advance       Accumulated        accumulated              Total
                                                        payment on             other         during the      shareholders'
                                                     capital stock        comprehensive     development             equity
                                                             units            income              stage        (deficiency)
                                                    ----------------  ----------------   ----------------   ----------------

                                                             Amount            Amount             Amount             Amount
                                                    ----------------  ----------------   ----------------   ----------------
                                                                  $                 $                  $                  $
Special voting stock (8,364,998 votes)                                                                              104,444
Balance outstanding on April 20, 1999, date
  of reverse takeover                                                                                               (55,923)
June 1999 - exercise of warrants - for cash                                                                         910,000
Advance payment on capital stock units                      539,000                                                 539,000
Foreign exchange translation adjustment                                       (26,472)                              (26,472)
Net loss                                                                                        (984,546)          (984,546)
                                                    ----------------  ----------------   ----------------   ----------------
Balance at June 30, 1999                                    539,000           (26,472)          (984,546)           486,503
August 1999, cancellation of common stock - for cash                                                                (35,000)
September 1999, capital stock units issued                 (539,000)
October 1999, capital stock units issued - for cash                                                                 350,010
November 1999, capital stock units issued - for cash                                                                500,010
January 2000, capital stock units issued - for cash                                                                 150,000
March 2000, capital stock units issued - for cash                                                                 1,135,778
Advance payment on capital stock units                    1,304,442                                               1,304,442
Foreign exchange translation adjustment                                        50,042                                50,042
Net loss                                                                                      (4,481,466)        (4,481,466)
                                                    ----------------  ----------------   ----------------   ----------------
Balance at June 30, 2000                                  1,304,442            23,570         (5,466,012)          (539,681)
September 2000, capital stock units issued               (1,304,442)
Foreign exchange translation adjustment                                       104,875                               104,875
Net loss                                                                                      (1,121,927)        (1,121,927)
                                                    ----------------  ----------------   ----------------   ----------------
Balance at September 30, 2000                                     -           128,445         (6,587,939)        (1,556,733)
Advance payment on capital stock units                    1,091,590                                               1,091,590
June 2001, capital stock units issued                      (992,756)
Foreign exchange translation adjustment                                      (128,445)                             (128,445)
Net earnings                                                                                     534,360            534,360
                                                    ----------------  ----------------   ----------------   ----------------
Balance at June 30, 2001                                     98,834                 -         (6,053,579)           (59,228)
Advance payment on capital stock units                       82,982                                                  82,982
Foreign exchange translation adjustment                                        41,347                                41,347
Net loss                                                                                        (225,613)          (225,613)
                                                    ----------------  ----------------   ----------------   ----------------
Balance at September 30, 2001                               181,816            41,347         (6,279,192)          (160,512)
                                                    ================  ================   ================   ================

=============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED CASH FLOWS
(Unaudited)
(In U.S. dollars)

                                                                                                 For the
                                                                                             period from
                                                                                              1998-07-31
                                                      Three months       Three months         (inception)
                                                             ended              ended            through
                                                        2001-09-30         2000-09-30         2001-09-30
                                                  -----------------  -----------------  -----------------
                                                                 $                  $                  $
OPERATING ACTIVITIES
Net loss                                                  (225,613)        (1,121,927)        (6,279,192)
Non-cash items
     Amortization of capital assets                                           112,739            930,790
     Loss on disposal of capital assets                                         8,931             23,662
     Gain on disposal of a subsidiary                                                         (2,293,539)
Changes in non-cash working capital items
     Accounts receivable                                      (500)             2,885             (3,325)
     Sales taxes receivable                                                    85,608             (9,424)
     Prepaid expenses                                                          47,888               (441)
     Accounts payable                                       15,332            (63,561)         1,044,837
     Accrued liabilities                                    86,839            (44,240)           472,203
                                                  -----------------  -----------------  -----------------
Cash flows from operating activities                      (123,942)          (971,677)        (6,114,429)
                                                  -----------------  -----------------  -----------------
INVESTING ACTIVITIES
Cash position of acquired company                                                                    263
Cash position of disposed subsidiary                                                                (422)
Proceeds on disposal of a subsidiary                                                                   1
Term deposits                                                                   9,562            (19,712)
Advances to directors and shareholders                                            167             (6,201)
Capital assets                                                                (64,695)        (1,364,762)
Proceeds from disposal of capital assets                                        2,192             48,042
Effect of exchange rate changes                                                99,568             26,171
                                                  -----------------  -----------------  -----------------
Cash flows from investing activities                            --             46,794         (1,316,620)
                                                  -----------------  -----------------  -----------------
FINANCING ACTIVITIES
Advances to related companies                                                                    (44,242)
Advance from directors and shareholders                                           167
Repayment of long-term debt                                                    (4,744)           (21,902)
Proceeds on interest-free demand loan from a
  director and shareholder                                                                       142,858
Proceeds on demand note payable                                                                   33,800
Proceeds on short-term debt from a shareholder                                738,760            802,805
Repayment of short-term debt from a shareholder                                                  (89,883)
Issuance of preferred shares of a subsidiary
  company - non-controlling interest                                                             285,474
Issuance of capital stock                                                                      3,150,242
Cancellation of capital stock                                                                    (35,000)
Advance payment on capital stock units                      82,982                             3,018,014
Effect of exchange rate changes                             41,347            104,256            189,313
                                                  -----------------  -----------------  -----------------
Cash flows from financing activities                       124,329            838,439          7,431,479
                                                  -----------------  -----------------  -----------------
NET INCREASE (DECREASE) IN CASH                                387            (86,444)               430
Cash, beginning of period                                       43             89,837
                                                  -----------------  -----------------  -----------------
Cash, end of period                                            430              3,393                430
                                                  =================  =================  =================

SUPPLEMENTARY INFORMATION
Interest paid                                                   --                233              3,984
                                                  =================  =================  =================

=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

1 - NATURE OF OPERATIONS AND GOING CONCERN

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

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

1 - NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

Immediately after the transfer of intellectual property described above, the Company sold 9066-4871 Quebec Inc. to a third party for $1. The sold assets and operations represented substantially all of the operating assets and activities of the Company and as such have not been disclosed as discontinued operations.

GOING CONCERN

The Company's consolidated financial statements for the three-month period ended September 30, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $225,613 for the three-month period ended September 30, 2001 and $6,279,192 in the period from July 31, 1998 (inception) through September 30, 2001. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $160,512.

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

Management is presently seeking a suitable candidate with whom to merge or whom will purchase the Company as a "public shell", in an effort to get some value for the Company's shareholders (see Note 4).

BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at September 30, 2001, results of operations and cash flows for the three-month periods ended September 30, 2001 and 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the three-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

2 - CAPITAL STOCK

WARRANTS

At September 30, 2001, warrants to purchase 4,000,000 shares of common stock for $0.0785 per share are outstanding. The warrants were to be used in settlements, if any, to be negotiated by the Company's previously owned subsidiary. As this company is now defunct, the Company believes that the warrants, which were to expire on November 19, 2002, are no longer exercisable.

STOCK COMPENSATION PLANS

The following table summarizes the changes in all of the stock option plans during the three-month period ended September 30, 2001.

                                                                                            Weighted
                                                      Range of             Number            average
                                                exercise price         of options     exercise price
                                               ----------------   ----------------   ----------------
                                                             $                                     $
Outstanding, June 30, 2001                         0.14 - 2.00         15,612,341               1.14
Granted                                                   0.05            110,000               0.05
Cancelled                                                 0.18            (70,000)              0.18
                                                                  ----------------   ----------------
Outstanding, September 30, 2001                                        15,652,341               1.13
                                                                  ================   ================

Options exercisable, September 30, 2001                                 9,034,228               1.26
                                                                  ================   ================

No compensation expense is required since the Company follows APB 25 in accounting for these options.

3 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS

As at September 30, 2001, the Company has received $147,308 ($98,834 was received prior to June 30, 2001) with respect to a private placement totalling 1,897,260 shares at $0.078 per share. The shares were issued in October 2001.

During the three-month period ended September 30, 2001, the Company received $34,508 with respect to a private placement for 328,648 units at a weighted average stock price of $0.105 per unit. Each unit consists of one share of common stock and one half share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock of the Company for the same price within one year from the date the instalment is received by the Company. The expiry date for the warrants are respectively August 12, 2002 and September 10, 2002.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)

4 - SUBSEQUENT EVENT

On November 14, 2001, the Company agreed to issue 52,000,000 shares of the Company's common stock for $52,000 to Victor Cantore, a principal shareholder of the Company, 20 days after the Company files an Information Statement with the SEC regarding the election of Mr. Cantore as the Company's sole director and the issuance of the shares to him. As of November 30, 2001, Mr. Cantore has paid $45,000 to the Company. The $7,000 balance of the purchase price is to be paid at a date to be agreed upon. The funds paid by Mr. Cantore are intended to be used to permit the continued operation of the Company and to provide funding for the Company's efforts to find a suitable merger or acquisition candidate.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management's current expectations and relate to anticipated future events that are not historical facts, such as the Company's business strategies and their intended results. Although management believes that the plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved. These forward-looking statements should be read in conjunction with the cautionary statements made herein and in the Company's other publicly filed reports. A more complete (although non-exhaustive) description of the risks applicable to the Company's business is found in the section entitled "Risk Factors" in Item 6 of the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001.

         The Company has a limited operating history. The Company's only material financial transactions have been capital raising, including the sales of securities described in this report, paying organizational and start-up costs, and the launching and limited operation of its integrated e-commerce and financing processing solutions.

         In this report, United States funds are converted into Canadian funds at US $1.00 = Cdn $0.633, the exchange rate reported at the close of business on September 30, 2001.

RESULTS OF OPERATIONS

         As previously reported in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on October 16, 2001 and in its annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on November 16, 2002, the Company ceased all operations in October 2001. As the Company's business declined throughout the period covered by this report and, during that time, management devoted substantially all its efforts to seeking new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner or any other business combination that would generate value for the Company's stockholders, in this report management has not compared the financial results for the period covered by this report to the results experienced in the corresponding period of the preceding fiscal year. Management does not believe that such a comparison would provide stockholders with meaningful information.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2001.

GENERAL

         As previously reported in the Company's current report on Form 8-K, filed with the SEC on June 28, 2001, and its annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on November 16, 2001, in June 2001 the Company reorganized its operations to focus on its proposed real-time financing services, transferred intellectual property and intercompany debt from one wholly-owned subsidiary to another, and ultimately disposed of the transferring subsidiary.

         In July 2001, the Company's subsidiary, 3883884 Canada Inc., terminated its employees.

         In August 2001, the Company entered into a strategic alliance with Gresham Financial Services LLC. In connection with that strategic alliance, Gresham Financial Services LLC entered into an outsourcing agreement with the Company whereby the Company became responsible for the integration and operation of Gresham Financial Services LLC's real-time financing program.

         In September 2001, the Company terminated its outsourcing contract with a former subsidiary.

         On October 16, 2001, the Company ceased operations as it lacked the funding required to implement its new business plan. The remaining employees, officers and directors resigned on October 16, 2001. In addition, the outsourcing agreement between the Company and Gresham Financial Services LLC terminated at that time. As a result, the Company now has no operations and very limited assets.

         Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by companies that have no assets or operations. As previously reported, the Company is presently seeking a suitable candidate to merge with or acquire the Company. There is no assurance that the Company will succeed in completing a business combination and its failure to do so will result in termination of its corporate existence.

         As previously reported, management considers that comparing the Company's results for the three months ended September 30, 2001 with the results of the corresponding period in 2000 would be meaningless. Instead hereafter is an analysis of the expenses that were incurred during the three-month period to which this report relates:

         Operating and administrative expenses for the three-month period ended September 30, 2001 totaled $225,613.

         The most significant component of these expenses consisted of $178,913 for professional fees, of which $128,939 is associated with the Company's outsourcing contract with a former subsidiary that was sold in June 2001. The balance of $49,974 relates to professional fees incurred for the preparation of financial statements and legal fees incurred for the preparation of SEC filings.

         The other expenses were incurred in the normal course of business to operate the Company and they consist of exchange loss, communication costs (phones and internet), travel and an over provision for the rent in June 2001.

         For the fiscal quarter ended September 30, 2001, the Company had a net loss of $225,613.

LIQUIDITY AND CAPITAL RESOURCES

         As previously reported, in May 2001 certain of the Company's stockholders committed to invest approximately $2.3 million (Cdn. $3.5 million) on or before January 31, 2002. Of this total commitment, $658,000 (Cdn. $1.0 million) was to be invested before July 31, 2001 in consideration for 8,435,897 shares of the Company's common stock, at a price of $0.078 per share.

         As of July 31, 2001, only $147,308 of the committed amount had been received and 1,897,260 shares of the Company's common stock were issued in consideration therefor. The Company agreed with those stockholders who were party to that agreement that the balance of approximately $1,642,000 (Cdn. $2.5 million) was to be invested in installments between August 1, 2001 and January 31, 2002. The shares attributable to any installment were to be issued at a 20% discount from the moving average price for the Company's common stock reported on the Nasdaq OTC Bulletin Board during the 20-day period preceding the date the installment was received by the Company. For each share issued during this period, stockholders were to be granted a warrant to purchase one half of a share of the Company's common stock at an exercise price equal to the share issue price described in the preceding sentence. The expiration date of all warrants is one year from the date the installment is received by the Company. The Company has received only $34,508 of this commitment to date, in consideration for an aggregate of 328,648 shares and warrants for a total of 164,124 additional shares. The expiration dates for those warrants are August 12, 2002 and September 10, 2002.

         The Company was informed in mid September that the stockholders who were parties to the agreement described in the preceding two paragraphs would not be able to meet the investment commitment that they made in May 2001, and that no additional capital will be received under those commitments.

         At September 30, 2001, the Company had cash of $430, a working capital deficit of $160,512, an accumulated deficit of $6,279,192 and a stockholders' deficiency of $160,512. The Company requires immediate and ongoing substantial financing to continue in existence.

SUBSEQUENT EVENT

         As previously described in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on November 16, 2001, the Company entered into an agreement with Victor Cantore, a principal stockholder of the Company (who is also now the Company's sole officer and director), to issue to him 52,000,000 shares of common stock, in consideration for $52,000 to be used to permit the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate. The shares of common stock to which Mr. Cantore is entitled will be issued after a majority of the Company's stockholders approve the amendment of the Company's certificate of incorporation so as to increase the Company's authorized common stock from 69,999,999 to 200,000,000, and no earlier than 20 days after the Company files an information statement with the SEC regarding Mr. Cantore's election as sole director of the Company, the amendment of the Company's certificate of incorporation and the issuance of the aforementioned shares to him. Mr. Cantore has paid the Company $45,000 as of the date of this report and will contribute the remaining $7,000 at a later date to be determined with the agreement of the Company.


PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         From May 17, 2001 through July 31, 2001, the Company received $147,308 from the sale of 1,897,260 shares of common stock at $0.078 per share.

         During the period from August 1, 2001 to September 15, 2001, the Company received proceeds of $34,508 from the sale of 328,648 units at a weighted average stock price of $0.105 per unit. Each unit consisted of one share of common stock and one half share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock of the Company for the same price within one year from the date payment for the unit was received by the Company. The expiration dates for those warrants are August 12, 2002 and September 10, 2002.

         In June 2001, the Company issued warrants to purchase 4,000,000 shares of the Company's common stock for $0.0785 per share to a stockholder of the Company as a nominee. The warrants were to be used in settlements, if any, to be negotiated by a former wholly-owned subsidiary of the Company and its creditors. As that subsidiary is now defunct, the Company believes that the warrants, which were to expire on November 19, 2002, are no longer exercisable.

         As previously discussed in this report, on November 14, 2001 the Company agreed to issue 52,000,000 shares of the Company's common stock for consideration of $52,000 to Victor Cantore. As of November 15, 2001, the $7,000 balance of the purchase price is to be paid at a date to be determined with the agreement of the Company.

         The Company relied upon Regulation S under the Securities Act of 1933, as amended, for making the unregistered sales of securities described above. The Company relied on representations of each purchaser of securities that it was not a U.S. person and the offer was not being accepted or negotiated, and the securities not being delivered to the purchaser, within the United States, with the result that the transaction was an "offshore transaction" as defined in Regulation S. The Company made no directed selling efforts, as defined in Regulation S, in the United States.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         As previously described in this report, Victor Cantore, a principal stockholder of the Company, was elected as the Company's sole director and officer by a written consent executed by holders of a majority of the Company's outstanding common stock and exchangeable shares. In addition, management intends to solicit a written consent of the holders of a majority of the Company's common stock and exchangeable shares for the approval of an amendment to the Company's certificate of incorporation so as to increase the Company's authorized common stock from 69,999,999 to 200,000,000.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form B-K.

         (a)      EXHIBITS.

         None.


         (b)      REPORTS ON FORM 8-K.

         During the period covered by this report, the Company filed current reports on Form 8-K on the following dates:

1.       Form 8-K filed with the SEC on June 28, 2001.

2.       Form 8-K filed with the SEC on October 16, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PLANET411.COM INC.


Dated: December 12, 2001                      By: /s/ VICTOR CANTORE
                                                  ------------------------------
                                                        Victor Cantore
                                                        President