Form 10QSB
period 2001-12-31
PLANET411 COM INC
filed 2002-02-14
CIK 1096555

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X          No
   -----          -----

At February 1, 2002, there were 40,990,391 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):

Yes             No  X
   -----          -----

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              PLANET 411.COM INC.
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001





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
(In U.S. dollars)


==========================================================================================================
                                                                                 (Unaudited)
                                                                                  2001-12-31    2001-06-30
                                                                                -------------   ----------
                                                                                           $             $
ASSETS
Current assets
     Cash                                                                              1,713            43
     Accounts receivable                                                               1,259         2,507
                                                                                  ----------    ----------
                                                                                       2,972         2,550
                                                                                  ==========    ==========

LIABILITIES
Current liabilities
     Accounts payable                                                                 21,574         7,861
     Accrued liabilities                                                             105,756        53,917
                                                                                  ----------    ----------
                                                                                     127,330        61,778
                                                                                  ----------    ----------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 2)
     Special voting stock, having a par value of $0.001, holding a number of votes equal to the number of exchangeable shares of 3560309 Canada Inc.
     outstanding other than those held directly or indirectly by the Company,
     1 share authorized; 1 share December 31, 2001 and June 30, 2001 issued and outstanding Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued Common stock, having a par value of $0.001,
     69,999,999 shares authorized; 38,764,483 December 31, 2001 and June 30,
     2001 issued and outstanding                                                      40,662        38,764
Additional paid-in capital                                                         6,002,163     5,856,753
Advance payment on capital stock units (Note 3)                                       96,818        98,834
Accumulated other comprehensive income                                                47,915
Deficit accumulated during the development stage                                  (6,311,916)   (6,053,579)
                                                                                  ----------    ----------
                                                                                    (124,358)      (59,228)
                                                                                  ----------    ----------
                                                                                       2,972         2,550
                                                                                  ==========    ==========


==========================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

On behalf of the Board,



    ------------------------------                 -----------------------------
    Director                                       Director

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED OPERATIONS
(Unaudited)
(In U.S. dollars)


=============================================================================================================================

                                                                                                                     For the
                                                                                                                 period from
                                                                                                                  1998-07-31
                                                       Three months   Three months   Six months     Six months    (inception)
                                                              ended          ended        ended          ended       through
                                                         2001-12-31     2000-12-31   2001-12-31     2000-12-31    2001-12-31
                                                       ------------   ------------   ----------     -----------  ------------
                                                                 $              $              $              $             $
REVENUE                                                         --          3,113             --         10,364        18,636
                                                       -----------    -----------    -----------    -----------   -----------
Operating and administrative expenses
     Salaries                                                             285,884                       651,365     2,279,497
     Fringe benefits                                                       27,508                        65,044       269,178
     Subcontracts                                                           7,777                        77,247       803,150
     Training                                                                 174                           174        27,422
     Advertising and marketing research                                   (11,010)                      106,864       607,123
     Transportation                                                           870                           870         4,522
     Promotion                                                                500                         1,036        67,793
     Rent                                                       53         37,365         (4,800)        76,355       330,110
     Web hosting and maintenance of licenses                              117,629                       230,204       972,178
     Rental, maintenance and repairs                                          601                         3,306        30,954
     Taxes and permits                                       2,500          9,120          2,500         18,700        62,983
     Insurance                                                                721                         1,463         8,317
     Office supplies and courier                               791         10,557          1,666         23,503       145,339
     Communications                                            (56)        12,005          5,267         23,886       108,882
     Professional fees                                      21,678         51,921        200,591        165,360     1,553,456
     Interest on short-term debt and bank charges              182         18,724            284         27,302        70,676
     Interest on long-term debt                                               133                           366         5,000
     Service contracts                                                        568                         1,087        99,608
     Travel                                                    (70)         1,851          6,374          9,783        94,870
     Exchange loss                                           7,646        (24,248)        46,455         72,243       128,581
     Loss on disposal of capital assets                                    (1,310)                        7,621        23,662
     Amortization of capital assets                                       109,194                       221,933       930,790
                                                       -----------    -----------    -----------    -----------   -----------
                                                            32,724        656,534        258,337      1,785,712     8,624,091
                                                       -----------    -----------    -----------    -----------   -----------
Loss before gain on disposal of a subsidiary                32,724        653,421        258,337      1,775,348     8,605,455
Gain on disposal of a subsidiary                                                                                    2,293,539
                                                       -----------    -----------    -----------    -----------   -----------
NET LOSS                                                    32,724        653,421        258,337      1,775,348     6,311,916
Other comprehensive income
     Foreign exchange translation adjustment                 6,568        (44,087)        47,915         60,788        47,915
                                                       -----------    -----------    -----------    -----------   -----------
COMPREHENSIVE LOSS                                          26,156        697,508        210,422      1,714,560     6,264,001
                                                       ===========    ===========    ===========    ===========   ===========

Basic loss per share                                            --           0.02           0.01           0.05          0.21
                                                       ===========    ===========    ===========    ===========   ===========

Weighted average number of outstanding
shares of common stock (the special
voting stock considered as 8,364,998 shares of
common stock)                                           47,129,481     34,402,874     48,067,800     34,012,959    29,656,459
                                                       ===========    ===========    ===========    ===========   ===========


=============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)
(In U.S. dollars)


=============================================================================================================================




                                                                               Special                 Common       Additional
                                                                          voting stock                  stock  paid-in capital
                                                                    ------------------   --------------------  ---------------
                                                                    Number of             Number of
                                                                       shares   Amount       shares    Amount           Amount
                                                                    ----------  ------   -----------  -------  ---------------
                                                                                     $                      $                $
Special voting stock (8,364,998 votes)                                      1                                          104,444
Balance outstanding on April 20, 1999, date of reverse takeover                           8,484,315     8,484          (64,407)
June 1999 - exercise of warrants - for cash                                              15,600,000    15,600          894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                    ----------  -------  -----------  --------  --------------
Balance at June 30, 1999                                                    1        -   24,084,315    24,084          934,437
August 1999, cancellation of common stock - for cash                                       (600,000)     (600)         (34,400)
September 1999, capital stock units issued                                                  107,800       108          538,892
October 1999, capital stock units issued - for cash                                         233,340       233          349,777
November 1999, capital stock units issued - for cash                                        333,340       334          499,676
January 2000, capital stock units issued - for cash                                         111,940       112          149,888
March 2000, capital stock units issued - for cash                                           680,106       680        1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                    ----------  -------  -----------  --------  --------------
Balance at June 30, 2000                                                    1        -   24,950,841    24,951        3,573,368
September 2000, capital stock units issued                                                1,087,035     1,087        1,303,355
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                    ----------  -------  -----------  --------  --------------
Balance at December 31, 2000                                                1        -   26,037,876    26,038        4,876,723
Advance payment on capital stock units
June 2001, capital stock units issued                                                    12,726,607    12,726          980,030
Foreign exchange translation adjustment
Net earnings
                                                                    ----------  -------  -----------  --------  --------------
Balance at June 30, 2001                                                    1        -   38,764,483    38,764        5,856,753
Advance payment on capital stock units
October 2001, capital stock units issued                                                  1,897,260     1,898          145,410
Foreign exchange translation adjustment
Net loss
                                                                    ----------  -------  -----------  --------  --------------
Balance at December 31, 2001                                                1        -   40,661,743    40,662        6,002,163
                                                                    ==========  =======  ===========  ========  ==============


=============================================================================================================================


=============================================================================================================================

                                                                                                    Deficit
                                                                          Advance  Accumulated  accumulated            Total
                                                                       payment on   other com-   during the    shareholders'
                                                                    capital stock   prehensive  development           equity
                                                                            units       income        stage      (deficiency)
                                                                   --------------  -----------  -----------   --------------

                                                                          Amount       Amount       Amount           Amount
                                                                   --------------  -----------  -----------   --------------
                                                                               $            $            $                $
Special voting stock (8,364,998 votes)                                                                              104,444
Balance outstanding on April 20, 1999, date of reverse takeover                                                     (55,923)
June 1999 - exercise of warrants - for cash                                                                         910,000
Advance payment on capital stock units                                   539,000                                    539,000
Foreign exchange translation adjustment                                               (26,472)                      (26,472)
Net loss                                                                                          (984,546)        (984,546)
                                                                   --------------  -----------  -----------   --------------
Balance at June 30, 1999                                                 539,000      (26,472)    (984,546)         486,503
August 1999, cancellation of common stock - for cash                                                                (35,000)
September 1999, capital stock units issued                              (539,000)
October 1999, capital stock units issued - for cash                                                                 350,010
November 1999, capital stock units issued - for cash                                                                500,010
January 2000, capital stock units issued - for cash                                                                 150,000
March 2000, capital stock units issued - for cash                                                                 1,135,778
Advance payment on capital stock units                                 1,304,442                                  1,304,442
Foreign exchange translation adjustment                                                50,042                        50,042
Net loss                                                                                        (4,481,466)      (4,481,466)
                                                                   --------------  -----------  -----------   --------------
Balance at June 30, 2000                                               1,304,442       23,570   (5,466,012)        (539,681)
September 2000, capital stock units issued                            (1,304,442)
Advance payment on capital stock units                                   266,631                                    266,631
Foreign exchange translation adjustment                                                60,788                        60,788
Net loss                                                                                        (1,775,348)      (1,775,348)
                                                                   --------------  -----------  -----------   --------------
Balance at December 31, 2000                                             266,631       84,358   (7,241,360)      (1,987,610)
Advance payment on capital stock units                                   824,959                                    824,959
June 2001, capital stock units issued                                   (992,756)
Foreign exchange translation adjustment                                               (84,358)                      (84,358)
Net earnings                                                                                     1,187,781        1,187,781
                                                                   --------------  -----------  -----------   --------------
Balance at June 30, 2001                                                  98,834            -   (6,053,579)         (59,228)
Advance payment on capital stock units                                   145,292                                    145,292
October 2001, capital stock units issued                                (147,308)
Foreign exchange translation adjustment                                                47,915                        47,915
Net loss                                                                                          (258,337)        (258,337)
                                                                   --------------  -----------  -----------   --------------
Balance at December 31, 2001                                              96,818       47,915   (6,311,916)        (124,358)
                                                                   ==============  ===========  ===========   ==============

============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.

(A Development Stage Company)
CONSOLIDATED CASH FLOWS
(Unaudited)
(In U.S. dollars)


========================================================================================================================


                                                                                                                 For the
                                                                                                             period from
                                                                                                              1998-07-31
                                                                                   Six months   Six months    (inception)
                                                                                        ended        ended       through
                                                                                   2001-12-31   2000-12-31    2001-12-31
                                                                                  ------------  ----------  -------------
                                                                                           $             $             $
OPERATING ACTIVITIES
Net loss                                                                            (258,337)   (1,775,348)   (6,311,916)
Non-cash items
     Amortization of capital assets                                                                221,933       930,790
     Loss on disposal of capital assets                                                              7,621        23,662
     Gain on disposal of a subsidiary                                                                         (2,293,539)
Changes in non-cash working capital items
     Accounts receivable                                                               1,248         1,824        (1,577)
     Sales taxes receivable                                                                        104,086        (9,424)
     Prepaid expenses                                                                               60,155          (441)
     Accounts payable                                                                 13,713       361,148     1,043,218
     Accrued liabilities                                                              51,839      (217,158)      437,203
                                                                                  ----------    ----------    ----------
Cash flows from operating activities                                                (191,537)   (1,235,739)   (6,182,024)
                                                                                  ----------    ----------    ----------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                    263
Cash position of disposed subsidiary                                                                                (422)
Proceeds on disposal of a subsidiary                                                                                   1
Term deposits                                                                                        9,215       (19,712)
Advances to directors and shareholders                                                               2,859        (6,201)
Capital assets                                                                                     (60,372)   (1,364,762)
Proceeds from disposal of capital assets                                                             5,750        48,042
Effect of exchange rate changes                                                                      1,995        26,171
                                                                                  ----------    ----------    ----------
Cash flows from investing activities                                                      --       (40,553)   (1,316,620)
                                                                                  ----------    ----------    ----------
FINANCING ACTIVITIES
Advances to related companies                                                                                    (44,242)
Advance from directors and shareholders                                                             (6,855)
Repayment of long-term debt                                                                         (5,830)      (21,902)
Proceeds on interest-free demand loan from a director and shareholder                              146,647       142,858
Proceeds on demand note payable                                                                                   33,800
Proceeds on short-term debt from a shareholder                                                     738,760       802,805
Repayment of short-term debt from a shareholder                                                    (22,450)      (89,883)
Issuance of preferred shares of a subsidiary company - non-controlling interest                                  285,474
Issuance of capital stock                                                                                      3,150,242
Cancellation of capital stock                                                                                    (35,000)
Advance payment on capital stock units                                               145,292       266,631     3,080,324
Effect of exchange rate changes                                                       47,915       107,424       195,881
                                                                                  ----------    ----------    ----------
Cash flows from financing activities                                                 193,207     1,224,327     7,500,357
                                                                                  ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                                                        1,670       (51,965)        1,713
Cash, beginning of period                                                                 43        89,837
                                                                                  ----------    ----------    ----------
Cash, end of period                                                                    1,713        37,872         1,713
                                                                                  ==========    ==========    ==========

SUPPLEMENTARY INFORMATION
Interest paid                                                                             --           233         3,984
                                                                                  ==========    ==========    ==========


========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)
================================================================================
1 - NATURE OF OPERATIONS AND GOING CONCERN

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

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)
================================================================================
1 - NATURE OF OPERATIONS AND GOING CONCERN (CONTINUED)

Immediately after the transfer of intellectual property described above, the Company sold 9066-4871 Quebec Inc. to a third party for $1. The sold assets and operations represented substantially all of the operating assets and activities of the Company and as such have not been disclosed as discontinued operations.

GOING CONCERN

The Company's consolidated financial statements for the three-month period ended December 31, 2001 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $258,337 for the six-month period ended December 31, 2001 and $6,311,916 in the period from July 31, 1998 (inception) through December 31, 2001. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $124,358.

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

Management is presently seeking a suitable candidate with whom to merge or whom will purchase the Company as a "public shell", in an effort to get some value for the Company's shareholders (see Note 3).

BASIS OF PRESENTATION

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at December 31, 2001, results of operations for the six and three-month periods and cash flows for the six-month periods ended December 31, 2001 and 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the six- and three-month periods ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)
================================================================================
2 - CAPITAL STOCK

WARRANTS

At September 30, 2001, warrants to purchase 4,000,000 shares of common stock for $0.0785 per share are outstanding. The warrants were to be used in settlements, if any, to be negotiated by the Company's previously owned subsidiary. As this company is now defunct, the Company believes that the warrants, which were to expire on November 19, 2002, are no longer exercisable.

STOCK COMPENSATION PLANS

The following table summarizes the changes in all of the stock option plans during the three-month period ended December 31, 2001.


                                                                                  Weighted
                                                  Range of       Number            average
                                            exercise price   of options     exercise price
                                            ---------------  -----------   ----------------
                                                         $                               $
Outstanding, June 30, 2001                     0.14 - 2.00   15,612,341               1.14
Granted                                               0.05      110,000               0.05
Cancelled                                             0.18   (2,170,165)              0.18
                                                             -----------   ----------------
Outstanding, December 31, 2001                               13,552,176               1.28
                                                             ===========   ================

Options exercisable, December 31, 2001                        8,507,687               1.33
                                                             ===========   ================

No compensation expense is required since the Company follows APB 25 in accounting for these options.

================================================================================
3 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS

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

On November 14, 2001, the Company agreed to issue 52,000,000 shares of the Company's common stock for $52,000 to Victor Cantore, a principal shareholder of the Company.

PLANET 411.COM INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In U.S. dollars)
================================================================================
3 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS (CONTINUED)

The shares of common stock to which Mr. Cantore is entitled will be issued when the Company receives the written consent of holders of a majority of the Company's outstanding common stock and exchangeable shares approving an amendment to the Company's certificate of incorporation to increase the Company's authorized common stock from 69,999,999 shares to 200,000,000 shares, and no earlier than 20 days after the Company files an information statement with the Securities and Exchange Commission regarding Mr. Cantore's election as sole director of the Company, the amendment of the Company's certificate of incorporation and the issuance of the aforementioned shares to him.

As of December 31, 2001, Mr. Cantore has paid $52,000 to the Company. The funds paid by Mr. Cantore are intended to be used to permit the continued operation of the Company and to provide funding for the Company's efforts to find a suitable merger or acquisition candidate.

Also in December, the Company received $10,310 with respect to a private placement totalling 10,310,000 shares at $0.001 per share. The shares will be issued concurrently with the ones to Mr. Cantore.

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

         In this report, United States funds are converted into Canadian funds at US $1.00 = Cdn $0.628, the Noon Buying Rate reported by the Federal Reserve Bank of New York on December 31, 2001.

RESULTS OF OPERATIONS

         As previously reported in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on October 16, 2001, in its annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on November 16, 2002, and in its quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed with the SEC on December 14, 2001, the Company ceased all operations in October 2001. Since that time, management has devoted all its efforts to seeking new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner or any other business combination that would generate value for the Company's stockholders and seeking additional financing for these efforts. Consequently, in this report management has not compared the financial results for the period covered by this report to the results experienced in the corresponding period of the preceding fiscal year. Management does not believe that such a comparison would provide stockholders with meaningful information.

THREE-AND SIX-MONTH PERIODS ENDED DECEMBER 31, 2001.

GENERAL

         As previously reported in the Company's current report on Form 8-K, filed with the SEC on June 28, 2001, in its annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on November 16, 2001, and in its quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed with the SEC on December 14, 2001, in June 2001 the Company reorganized its operations to focus on its proposed real-time financing services, transferred intellectual property and intercompany debt from one wholly-owned subsidiary to another, and ultimately disposed of the transferring subsidiary, and also did the following:

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

         Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by companies that have no assets or operations. As previously reported, the Company is presently seeking a suitable candidate to merge with or acquire the Company. There is no assurance that the Company will succeed in completing a business combination.

EXPENSES

         Operating and administrative expenses for the three and six-month periods ended December 31, 2001 totaled $32,724 and $258,337, respectively.

         The most significant component of these expenses consisted of professional fees of $21,678 and $200,591 in the three and six-month periods, of which $0 and $128,939, respectively, are associated with the Company's outsourcing contract with a former subsidiary that was sold in June 2001. The balances of $21,678 and $71,652, respectively, relate to professional fees incurred for the preparation of financial statements and legal fees incurred for the preparation of SEC filings.

         The other expenses consisted of exchange loss, communication costs (phones and internet), travel and an over provision for rent in June 2001.

NET LOSS

         For the three and six-month periods ended December 31, 2001, the Company had a net loss of $32,724 and $258,337, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         As previously reported, in May 2001 certain of the Company's stockholders committed to invest approximately $2.2 million (Cdn. $3.5 million) on or before January 31, 2002. Of this total commitment, $628,000 (Cdn. $1.0 million) was to be invested before July 31, 2001 in consideration for 8,051,282 shares of the Company's common stock, at a price of $0.078 per share.

         As of July 31, 2001, only $147,308 of the committed amount had been received and 1,897,260 shares of the Company's common stock were issued in consideration therefor. The Company agreed with those stockholders who were made an investment commitment in May 2001 that the balance of approximately $1,570,000 (Cdn. $2.5 million) was to be invested in installments between August 1, 2001 and January 31, 2002. The shares attributable to any installment were to be issued at a 20% discount from the moving average price for the Company's common stock reported on the Nasdaq OTC Bulletin Board during the 20-day period preceding the date the installment was received by the Company. For each share issued during this period, stockholders were to be granted a warrant to purchase one-half share of the Company's common stock at an exercise price equal to the share issue price described in the preceding sentence. The expiration date of all warrants is one year from the date the installment is received by the Company. The Company has received only $34,508 of this commitment to date, in consideration for an aggregate of 328,648 shares and warrants for a total of 164,124 additional shares. The expiration dates for those warrants are August 12, 2002 and September 10, 2002.

         The Company was informed in mid September that the stockholders who were parties to the agreement described in the preceding two paragraphs would not be able to meet their investment commitments and that no additional capital will be received under those commitments.

         As previously described in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2001, filed with the SEC on November 16, 2001, and in its quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2001, filed with the SEC on December 14, 2001, the Company entered into an agreement with Victor Cantore, a stockholder of the Company (who is also now the Company's sole officer and director), to issue to him 52,000,000 shares of common stock, in consideration for $52,000 to be used to permit the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate. The shares of common stock to which Mr. Cantore is entitled will be issued after the Company receives the written consent of holders of a majority of the Company's outstanding common stock and exchangeable shares approving an amendment to the Company's certificate of incorporation to increase the Company's authorized common stock from 69,999,999 shares to 200,000,000 shares, and no earlier than 20 days after the Company files an information statement with the SEC regarding Mr. Cantore's election as sole director of the Company, the amendment of the Company's certificate of incorporation and the issuance of the aforementioned shares to him. As of December 31, 2001, Mr. Cantore has paid the Company $52,000.

         In December 2001, the Company agreed to sell 10,310,000 shares of common stock to Frank Cantore, Mr. Cantore's brother, for $10,310. The purchase price was paid when the Company and Frank Cantore entered into the agreement. Under the agreement, the shares are to be issued concurrently with those to be issued to Mr. Cantore.

         At December 31, 2001, the Company had cash of $1,713, a working capital deficit of $124,358, an accumulated deficit of $6,311,916 and a stockholders' deficiency of $124,358. The Company requires immediate and ongoing substantial financing to continue its efforts to seek new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner or a similar business combination. To the extent that funding is not available from other sources, Victor Cantore has made an oral commitment to provide the Company with additional funding as required for these purposes. However, Mr. Cantore is under no legal obligation to do so.

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         From May 17, 2001 through July 31, 2001, the Company received $147,308 from the sale of 1,897,260 shares of common stock at $0.078 per share.

         From August 1, 2001 to September 15, 2001, the Company received proceeds of $34,508 from the sale of 328,648 units at a weighted average stock price of $0.105 per unit. Each unit consisted of one share of common stock and one half-share purchase warrant. Each whole warrant entitles the holder to purchase one additional share of common stock of the Company for the applicable unit purchase price within one year from the date payment for the unit was received by the Company. The expiration dates for those warrants are August 12, 2002 and September 10, 2002.

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

         As previously discussed in this report, on November 14, 2001 the Company agreed to issue 52,000,000 shares of the Company's common stock for consideration of $52,000 to Victor Cantore. As of December 31, 2001, Mr. Cantore has paid $52,000 to the Company.

         In December 2001, the Company received $10,310 from Frank Cantore, Mr. Cantore's brother, in exchange for which the Company will issue 10,310,000 shares of common stock at a purchase price of $0.001 per share. These shares will be issued concurrently with those to be issued to Mr. Cantore.

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

Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Victor Cantore, a stockholder of the Company, was elected as the Company's sole director and officer by a written consent executed by holders of a majority of the Company's outstanding common stock and exchangeable shares. That written consent also authorized the issuance of 52,000,000 shares of common stock to Mr. Cantore in consideration for $52,000.

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

                                                PLANET411.COM INC.


Dated: February 14, 2002                        By:  /s/ Victor Cantore
                                                   ----------------------------
                                                        Victor Cantore
                                                        President