Form 10QSB
period 2002-03-31
PLANET411 COM INC
filed 2002-05-15
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                                Yes |X|  No |_|

   At May 6, 2002, there were 40,990,391 shares of the issuer's common stock outstanding.

           Transitional Small Business Disclosure Format (check one):

                                Yes |_|  No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               Planet 411.com Inc.
                          (A Development Stage Company)

                        Consolidated Financial Statements
                                 March 31, 2002

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
               Notes to Consolidated Financial
               Statements                                  6 to 9

Planet 411.com Inc.

(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)

                                                                           (Unaudited)
                                                                            2002-03-31    2001-06-30
                                                                            ----------    ----------
                                                                                     $             $
ASSETS
Current assets
     Cash                                                                           45            43
     Accounts receivable                                                                       2,507
                                                                            ----------    ----------
                                                                                    45         2,550
                                                                            ==========    ==========

LIABILITIES
Current liabilities
     Accounts payable                                                           25,739         7,861
     Accrued liabilities                                                       113,707        53,917
     Loan payable on demand to a principal shareholder, without interest         4,338
                                                                            ----------    ----------
                                                                               143,784        61,778
                                                                            ----------    ----------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 2)
     Special voting stock, having a par value of $0.001, holding a number of votes equal to the number of exchangeable shares of 3560309
     Canada Inc. outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share March 31, 2002 and
     June 30, 2001 issued and outstanding
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued
     Common stock, having a par value of $0.001, 69,999,999 shares authorized; 40,661,743 shares March 31, 2002 and 38,764,483
     shares June 30, 2001 issued and outstanding                                40,662        38,764
Additional paid-in capital                                                   6,002,163     5,856,753
Advance payment on capital stock units (Note 3)                                 96,818        98,834
Accumulated other comprehensive income                                          45,665
Deficit accumulated during the development stage                            (6,329,047)   (6,053,579)
                                                                            ----------    ----------
                                                                              (143,739)      (59,228)
                                                                            ----------    ----------
                                                                                    45         2,550
                                                                            ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.

(A Development Stage Company)
Consolidated Operations
(Unaudited)
(In U.S. dollars)

                                                                                                                For the
                                                                                                            period from
                                                                                                             1998-07-31
                                                Three months   Three months    Nine months    Nine months   (inception)
                                                       ended          ended          ended          ended       through
                                                  2002-03-31     2001-03-31     2002-03-31     2001-03-31    2002-03-31
                                                ------------   ------------    -----------    -----------   -----------
                                                           $              $              $              $             $
Revenue                                                   --            781             --         11,145        18,636
                                                ------------   ------------    -----------    -----------   -----------
Operating and administrative expenses
     Salaries                                                       223,115                       874,480     2,279,497
     Fringe benefits                                                 28,378                        93,422       269,178
     Subcontracts                                                     3,391                        80,638       803,150
     Training                                                           472                           646        27,422
     Advertising and marketing research                                (710)                      106,154       607,123
     Transportation                                                     186                         1,056         4,522
     Promotion                                                        1,962                         2,998        67,793
     Rent                                                 33         36,709         (4,767)       113,064       330,143
     Web hosting and maintenance of licenses                        116,706                       346,910       972,178
     Rental, maintenance and repairs                                    608                         3,914        30,954
     Taxes and permits                                 4,175         10,407          6,675         29,107        67,158
     Insurance                                                          702                         2,165         8,317
     Office supplies and courier                          35            (72)         1,701         23,431       145,374
     Communications                                      (34)         7,670          5,231         31,556       108,848
     Professional fees                                14,132         71,656        214,726        237,016     1,567,588
     Interest on short-term debt and bank
     charges                                              29          6,795            313         34,097        70,705
     Interest on long-term debt                                          22                           388         5,000
     Service contracts                                                  328                         1,415        99,608
     Travel                                              (44)         4,485          6,330         14,268        94,826
     Exchange loss (gain)                             (1,195)       280,254         45,259        352,497       127,386
     Loss (gain) on disposal of capital assets                         (404)                        7,217        23,662
     Amortization of capital assets                                 108,750                       330,683       930,790
                                                ------------   ------------    -----------    -----------   -----------
                                                      17,131        901,410        275,468      2,687,122     8,641,222
                                                ------------   ------------    -----------    -----------   -----------
Loss before gain on disposal of a subsidiary          17,131        900,629        275,468      2,675,977     8,622,586
Gain on disposal of a subsidiary                                                                              2,293,539
                                                ------------   ------------    -----------    -----------   -----------
Net loss                                              17,131        900,629        275,468      2,675,977     6,329,047
Other comprehensive income
     Foreign exchange translation adjustment          (2,250)       353,549         45,665        414,337        45,665
                                                ------------   ------------    -----------    -----------   -----------
Comprehensive loss                                    19,381        547,080        229,803      2,261,640     6,283,382
                                                ============   ============    ===========    ===========   ===========
Basic loss per share                                      --           0.03           0.01           0.08          0.20
                                                ============   ============    ===========    ===========   ===========
Weighted average number of outstanding
shares of common stock (the special voting
stock considered as 8,364,998 shares of
common stock)                                     49,026,741     34,402,874     48,382,780     34,141,033    30,957,449
                                                ============   ============    ===========    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
(Unaudited)
(In U.S. dollars)

                                                                                                                       Additional
                                                                              Special                       Common        paid-in
                                                                         voting stock                        stock        capital
                                                                 --------------------   --------------------------    -----------
                                                                 Number of                Number of
                                                                    shares     Amount        shares         Amount         Amount
                                                                 ---------   --------   -----------    -----------    -----------
                                                                                    $                            $              $
Special voting stock (8,364,998 votes)                                   1                                                104,444
Balance outstanding on April 20, 1999, date of reverse takeover                           8,484,315          8,484        (64,407)
June 1999 - exercise of warrants - for cash                                              15,600,000         15,600        894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                  --------   --------   -----------    -----------    -----------
Balance at June 30, 1999                                                 1         --    24,084,315         24,084        934,437
August 1999, cancellation of common stock - for cash                                       (600,000)          (600)       (34,400)
September 1999, capital stock units issued                                                  107,800            108        538,892
October 1999, capital stock units issued - for cash                                         233,340            233        349,777
November 1999, capital stock units issued - for cash                                        333,340            334        499,676
January 2000, capital stock units issued - for cash                                         111,940            112        149,888
March 2000, capital stock units issued - for cash                                           680,106            680      1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                  --------   --------   -----------    -----------    -----------
Balance at June 30, 2000                                                 1         --    24,950,841         24,951      3,573,368
September 2000, capital stock units issued                                                1,087,035          1,087      1,303,355
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                                  --------   --------   -----------    -----------    -----------
Balance at March 31, 2001                                                1         --    26,037,876         26,038      4,876,723
Advance payment on capital stock units
June 2001, capital stock units issued                                                    12,726,607         12,726        980,030
Foreign exchange translation adjustment
Net earnings
                                                                  --------   --------   -----------    -----------    -----------
Balance at June 30, 2001                                                 1         --    38,764,483         38,764      5,856,753
Advance payment on capital stock units
October 2001, capital stock units issued                                                  1,897,260          1,898        145,410
Foreign exchange translation adjustment
Net loss
                                                                  --------   --------   -----------    -----------    -----------
Balance at March 31, 2002                                                1         --    40,661,743         40,662      6,002,163
                                                                  ========   ========   ===========    ===========    ===========

                                                                      Advance                         Deficit
                                                                   payment on      Accumulated    accumulated           Total
                                                                      capital            other     during the    shareholders'
                                                                        stock    comprehensive    development          equity
                                                                        units           income          stage     (deficiency)
                                                                   ----------    -------------    -----------    ------------

                                                                       Amount           Amount         Amount          Amount
                                                                   ----------    -------------    -----------    ------------
                                                                            $                $              $               $
Special voting stock (8,364,998 votes)                                                                                104,444
Balance outstanding on April 20, 1999, date of reverse takeover                                                       (55,923)
June 1999 - exercise of warrants - for cash                                                                           910,000
Advance payment on capital stock units                                539,000                                         539,000
Foreign exchange translation adjustment                                                (26,472)                       (26,472)
Net loss                                                                                             (984,546)       (984,546)
                                                                   ----------    -------------    -----------    ------------
Balance at June 30, 1999                                              539,000          (26,472)      (984,546)        486,503
August 1999, cancellation of common stock - for cash                                                                  (35,000)
September 1999, capital stock units issued                           (539,000)
October 1999, capital stock units issued - for cash                                                                   350,010
November 1999, capital stock units issued - for cash                                                                  500,010
January 2000, capital stock units issued - for cash                                                                   150,000
March 2000, capital stock units issued - for cash                                                                   1,135,778
Advance payment on capital stock units                              1,304,442                                       1,304,442
Foreign exchange translation adjustment                                                 50,042                         50,042
Net loss                                                                                           (4,481,466)     (4,481,466)
                                                                   ----------    -------------    -----------    ------------
Balance at June 30, 2000                                            1,304,442           23,570     (5,466,012)       (539,681)
September 2000, capital stock units issued                         (1,304,442)
Advance payment on capital stock units                                837,190                                         837,190
Foreign exchange translation adjustment                                                414,337                        414,337
Net loss                                                                                           (2,675,977)     (2,675,977)
                                                                   ----------    -------------    -----------    ------------
Balance at March 31, 2001                                             837,190          437,907     (8,141,989)     (1,964,131)
Advance payment on capital stock units                                254,400                                         254,400
June 2001, capital stock units issued                                (992,756)
Foreign exchange translation adjustment                                               (437,907)                      (437,907)
Net earnings                                                                                        2,088,410       2,088,410
                                                                   ----------    -------------    -----------    ------------
Balance at June 30, 2001                                               98,834               --     (6,053,579)        (59,228)
Advance payment on capital stock units                                145,292                                         145,292
October 2001, capital stock units issued                             (147,308)
Foreign exchange translation adjustment                                                 45,665                         45,665
Net loss                                                                                             (275,468)       (275,468)
                                                                   ----------    -------------    -----------    ------------
Balance at March 31, 2002                                              96,818           45,665     (6,329,047)       (143,739)
                                                                   ==========    =============    ===========    ============

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
(Unaudited)
(In U.S. dollars)

                                                                                                                      For the
                                                                                                                  period from
                                                                                                                   1998-07-31
                                                                                   Nine months    Nine months      (inception)
                                                                                         ended          ended         through
                                                                                    2002-03-31     2001-03-31      2002-03-31
                                                                                  ------------   ------------    ------------
                                                                                             $              $               $
OPERATING ACTIVITIES
Net loss                                                                              (275,468)    (2,675,977)     (6,329,047)
Non-cash items
     Amortization of capital assets                                                                   330,683         930,790
     Loss on disposal of capital assets                                                                 7,217          23,662
     Gain on disposal of a subsidiary                                                                              (2,293,539)
Changes in non-cash working capital items
     Accounts receivable                                                                 2,507            582            (318)
     Sales taxes receivable                                                                           109,498          (9,424)
     Prepaid expenses                                                                                  71,904            (441)
     Accounts payable                                                                   17,878        188,044       1,047,383
     Accrued liabilities                                                                59,790       (174,474)        445,154
                                                                                  ------------   ------------    ------------
Cash flows from operating activities                                                  (195,293)    (2,142,523)     (6,185,780)
                                                                                  ------------   ------------    ------------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                         263
Cash position of disposed subsidiary                                                                                     (422)
Proceeds on disposal of a subsidiary                                                                                        1
Term deposits                                                                                          11,882         (19,712)
Advances to directors and shareholders                                                                  3,112          (6,201)
Capital assets                                                                                        (60,372)     (1,364,762)
Proceeds from disposal of capital assets                                                                7,372          48,042
Effect of exchange rate changes                                                                                        26,171
                                                                                  ------------   ------------    ------------
Cash flows from investing activities                                                        --        (38,006)     (1,316,620)
                                                                                  ------------   ------------    ------------
FINANCING ACTIVITIES
Advances to related companies                                                                                         (44,242)
Advance from directors and shareholders                                                                (8,765)
Repayment of long-term debt                                                                            (8,122)        (21,902)
Proceeds on interest-free demand loan from a director and shareholder                                 139,470         142,858
Proceeds on loan payable on demand to a principal shareholder                            4,338                          4,338
Proceeds on demand note payable                                                                                        33,800
Proceeds on short-term debt from a shareholder                                                        805,418         802,805
Repayment of short-term debt from a shareholder                                                       (89,883)        (89,883)
Issuance of preferred shares of a subsidiary company - non-controlling interest                                       285,474
Issuance of capital stock                                                                                           3,150,242
Cancellation of capital stock                                                                                         (35,000)
Advance payment on capital stock units                                                 145,292        837,190       3,080,324
Effect of exchange rate changes                                                         45,665        418,068         193,631
                                                                                  ------------   ------------    ------------
Cash flows from financing activities                                                   195,295      2,093,376       7,502,445
                                                                                  ------------   ------------    ------------
Net increase (decrease) in cash                                                              2        (87,153)             45
Cash, beginning of period                                                                   43         89,837
                                                                                  ------------   ------------    ------------
Cash, end of period                                                                         45          2,684              45
                                                                                  ============   ============    ============
SUPPLEMENTARY INFORMATION
Interest paid                                                                               --             91           3,984
                                                                                  ============   ============    ============

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

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

1 - NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Going concern

The Company's consolidated financial statements for the three-month period ended March 31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $275,468 for the nine-month period ended March 31, 2002 and $6,329,047 in the period from July 31, 1998 (inception) through March 31, 2002. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $143,739.

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

Basis of presentation

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at March 31, 2002, results of operations for the nine and three-month periods and cash flows for the nine-month periods ended March 31, 2002 and 2001. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the nine- and three-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2 - CAPITAL STOCK

On March 11, 2002, the Company received the written consent of holders of a majority of the Company's outstanding common stock and exchangeable shares approving an amendment to the Company's Certificate of Incorporation increasing the Company's number of authorized shares of common stock from 69,999,999 to 200,000,000.

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

Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)

2 - CAPITAL STOCK (Continued)

Stock compensation plans

The following table summarizes the changes in all of the stock option plans during the nine-month period ended March 31, 2002:

                                                                                Weighted
                                                Range of         Number          average
                                          exercise price     of options   exercise price
                                          --------------   ------------   --------------
                                                       $                               $
Outstanding, June 30, 2001                   0.14 - 2.00     15,612,341             1.14
Granted                                             0.05        110,000             0.05
Cancelled                                           0.18     (5,355,860)            0.18
                                                           ------------   --------------
Outstanding, March 31, 2002                                  10,366,481             1.62
                                                           ============   ==============

Options exercisable, March 31, 2002                           9,157,732             1.81
                                                           ============   ==============

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

The shares of common stock to which Victor Cantore is entitled were to be issued after the Company increased its authorized number of shares of common stock.

As of March 31, 2002, Victor Cantore has paid $52,000 to the Company. The funds paid by Victor Cantore are intended to be used to permit the continued operation of the Company and to provide funding for the Company's efforts to find a suitable merger or acquisition candidate.

Also, in December the Company received $10,310 from Frank Cantore, Victor Cantore's brother, with respect to a private placement totalling 10,310,000 shares at $0.001 per share. The shares will be issued concurrently with the ones to Victor Cantore.

4 - SUBSEQUENT EVENTS

In April and May 2002, the Company received $18,465 from Victor Cantore as a demand loan bearing no interest.

The Company filed a Definitive Information Statement with the SEC on April 12, 2002 regarding Victor Cantore's election as sole director of the Company, the amendment of the Company's Certificate of Incorporation and the issuance of the aforementioned shares to him. The Company intends to file the amendment to the Certificate of Incorporation and issue the shares to Victor Cantore and Frank Cantore in the immediate future.

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

      The Company has a limited operating history and ceased all operations in October 2001 as described herein. The Company's only material financial transactions have been capital raising, including the sales of securities described in this report, paying organizational and start-up costs, and the launching and limited operation of its integrated e-commerce and financing processing solutions.

      In this report, Canadian funds are converted into United States funds at the Noon Buying Rate of US$1.00 = CDN $1.5687 as reported by the Federal Reserve Bank of New York on May 9, 2002.

Results of Operations

      As previously reported in the Company's reports filed with the Securities and Exchange Commission ("SEC") since November 16, 2001, the Company ceased all operations in October 2001. Since that time, management has devoted all its efforts to seeking new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner, or any other business combination that would generate value for the Company's stockholders and seeking additional financing for these efforts. Consequently, in this report management has not compared the financial results for the period covered by this report to the results experienced in the corresponding period of the preceding fiscal year. Management does not believe that such a comparison would provide stockholders with meaningful information.

Three-and Nine-Month Periods ended March 31, 2002.

General

      As previously reported in the Company's reports filed with the SEC since June 28, 2001, the Company reorganized its operations to focus on its proposed real-time financing services, transferred intellectual property and intercompany debt from one wholly-owned subsidiary to another, and ultimately disposed of the transferring subsidiary, and also did the following:

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

Expenses

      Operating and administrative expenses for the three and nine-month periods ended March 31, 2002 totaled $17,131 and $275,468, respectively.

      The most significant component of these expenses consisted of professional fees of $14,132 and $214,726 in the three and nine-month periods, of which $0 and $128,939, respectively, are associated with the Company's outsourcing contract with a former subsidiary that was sold in June 2001. The balances of $14,132 and $85,787, respectively, relate to professional fees incurred for the preparation of financial statements and legal fees incurred for the preparation of SEC filings.

      The other expenses consisted of exchange loss, communication costs (phones and internet), travel and an over provision for rent in June 2001.

Net Loss

      For the three and nine-month periods ended March 31, 2002, the Company had a net loss of $17,131 and $275,468, respectively.

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

      As of July 31, 2001, only $147,308 of the committed amount had been received and 1,897,260 shares of the Company's common stock were issued in consideration therefor. The Company agreed with those stockholders who made an investment commitment in May 2001 that the balance of approximately $1,570,000 (Cdn. $2.5 million) was to be invested in installments between August 1, 2001 and January 31, 2002. The shares attributable to any installment were to be issued at a 20% discount from the moving average price for the Company's common stock reported on the Nasdaq OTC Bulletin Board during the 20-day period preceding the date the installment was received by the Company. For each share issued during this period, stockholders were to be granted a warrant to purchase one-half share of the Company's common stock at an exercise price equal to the share issue price described in the preceding sentence. The expiration date of all warrants is one year from the date the installment is received by the Company. The Company has received only $34,508 of this commitment to date, in consideration for an aggregate of 328,648 shares and warrants for a total of 164,124 additional shares. The expiration dates for those warrants are August 12, 2002 and September 10, 2002.

      The Company was informed in mid September that the stockholders who were parties to the agreement described in the preceding two paragraphs would not be able to meet their investment commitments and that no additional capital will be received under those commitments.

      As previously reported in the Company's reports filed with the SEC since November 16, 2001, the Company entered into an agreement with Victor Cantore, a stockholder of the Company (who is also now the Company's sole officer and director), to issue to him 52,000,000 shares of common stock, in consideration for $52,000 (which has been paid) to be used to permit the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate. The shares of common stock to which Victor Cantore is entitled were to be issued after the Company increased its authorized number of shares of common stock.

      In December 2001, the Company agreed to sell 10,310,000 shares of common stock to Frank Cantore, Victor Cantore's brother, for $10,310. The purchase price was paid when the Company and Frank Cantore entered into the agreement. Under the agreement, the shares are to be issued concurrently with those to be issued to Victor Cantore. The Company intends to file the amendment to the Certificate of Incorporation and issue the shares to Victor Cantore and Frank Cantore in the immediate future.

      On March 11, 2002, the Company received the written consent of holders of a majority of the Company's outstanding common stock and exchangeable shares approving an amendment to the Company's Certificate of Incorporation increasing the Company's number of authorized shares of common stock from 69,999,999 to 200,000,000. The Company filed a Definitive Information Statement with the SEC on April 12, 2002, regarding Victor Cantore's election as sole director of the Company, the amendment of the Company's Certificate of Incorporation and the issuance of the aforementioned shares to him.

      At March 31, 2002, the Company had cash of $45, a working capital deficit of $143,739, an accumulated deficit of $6,329,047 and a stockholders' deficiency of $143,739. The Company requires immediate and ongoing substantial financing to continue its efforts to seek new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner or a similar business combination. To the extent that funding is not available from other sources, Victor Cantore has made an oral commitment to provide the Company with additional funding as required for these purposes. However, Victor Cantore is under no legal obligation to do so.

With respect to the above, in April and May 2002, the Company received $18,465 from Victor Cantore as a demand loan bearing no interest.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

      On March 11, 2002, the Company received the written consent of holders of a majority of the Company's outstanding common stock and exchangeable shares approving an amendment to the Company's Certificate of Incorporation increasing the Company's number of authorized shares of common stock from 69,999,999 to 200,000,000.

Item 6. Exhibits and Reports on Form B-K.

      (a)   Exhibits.

      None.

      (b)   Reports on Form 8-K.

      During the period covered by this report, the Company did not file any current reports on Form 8-K.

                                    Signature

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PLANET411.COM INC.


Dated: May 14, 2002                      By: /s/ Victor Cantore
                                             -----------------------------------
                                             Victor Cantore
                                             President