Form 10KSB
period 2002-06-30
PLANET411 COM INC
filed 2002-12-19
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                   FORM 10-KSB

                                   (MARK ONE)

|X|   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2002

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

State issuer's revenues for its most recent fiscal year.                $     0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

As of December 13, 2002: $25,709

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

ITEM 14. CONTROLS AND PROCEDURES

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

      In April 2001, the Company recognized that due to the slower than anticipated market penetration by the e-retail business in Canada, further implementation of that business would not maximize returns to its shareholders. As a result, the Company decided to capitalize on its strengths in transaction and payment processing by developing a real-time financing solution for e-retailers, telesales and mail retailers, as well as brick and mortar retailers. This solution was web-based in order to enable retailers to process their customers' loans and to complete their sales in "real-time". On April 12, 2001, the Company organized a wholly-owned subsidiary, 3883884 Canada Inc., to provide the Company's real-time consumer financing service for lenders, manufacturers and retailers. The Company concurrently ceased its Canadian e-retail operations. In July 2001, the Company's subsidiary, 3883884 Canada Inc., terminated its employees. Its U.S.-based e-retail business was kept operational through a strategic alliance with Gresham Financial Services LLC entered into in August, 2001. In connection with that strategic alliance, Gresham Financial Services LLC entered into an outsourcing agreement with the Company whereby the Company became responsible for the integration and operation of Gresham Financial Services LLC's real-time financing program.

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

      Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by companies that have no assets or operations. The Company is presently seeking a suitable candidate to merge with or acquire the Company. There is no assurance that the Company will succeed in completing a business combination. The Company is not currently a party to any understandings or agreement regarding an acquisition, merger or similar business combination or transaction.

Effects of Existing or Probable Governmental Regulations

      On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect the Company. For example:

      o The Company's chief executive officer must now certify the accuracy of all of the Company's periodic reports that contain financial statements;

      o The Company's periodic reports must disclose its conclusions about the effectiveness of its disclosure controls and procedures; and

      o The Company may not make any loan to any director or executive officer and it may not materially modify any existing loans.

      The Sarbanes Oxley Act has required the Company to review its current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. The Company will continue to monitor its compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that the Company is in compliance.

Employees

      As of December 13, 2002, the Company had no employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of its security holders in the fourth quarter of the fiscal year 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

            The Company's Common Stock is currently quoted on the Nasdaq pink sheets under the symbol "PFOO." Until November 5, 2002, the Company's Common Stock was quoted on the Nasdaq OTC Bulletin Board under the symbol "PFOO." The following table sets forth the high and low bid prices for the Common Stock for the fiscal years ended June 30, 2002 (fiscal 2002) and June 30, 2001 (fiscal
2001), as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                 High                 Low
                                                 ----                 ---

                 Fiscal 2002
                 -----------
                 Fourth Quarter                 $0.006                $0.006
                 Third Quarter                   0.006                 0.002
                 Second Quarter                  0.07                  0.002
                 First Quarter                   0.16                  0.07

                 Fiscal 2001
                 -----------
                 Fourth Quarter                 $0.29                 $0.08
                 Third Quarter                   0.40                  0.11
                 Second Quarter                  0.594                 0.11
                 First Quarter                   2.187                 0.687

      On April 10, 2002, the latest date for which such information was made available to the Company, there were 1,561 holders of record of the Company's issued and outstanding shares of Common Stock. On December13, 2002, the closing bid price for the Company's Common Stock was $0.0001 per share.

      The Company has never paid any cash dividends on its Common Stock and does not foresee doing so in the immediate future.

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

      During the period August 1, 2001 to September 15, 2001, the Company received proceeds of $34,508 from the sale of 328,648 units at a weighted average stock price of $0.105 per unit. Each unit consisted of one share of Common Stock and one half share purchase warrant. Each whole warrant entitled the holder to purchase one additional share of Common Stock of the Company for the same price within one year from the date payment for the unit was received by the Company. The warrants issued in the financing expired on August 12, 2002 and September 10, 2002 and are no longer exercisable.

      In June 2001, the Company issued warrants to purchase 4,000,000 shares of Common Stock for $0.0785 per share to a shareholder of the Company as a nominee. The warrants were to be used in settlements, if any, to be negotiated by the Company's previously owned subsidiary, 9066, with its creditors. These warrants expired on November 19, 2002 and are no longer exercisable.

      Effective as of September 30, 2002, the Company sold to Victor Cantore, a stockholder of the Company (who is also the Company's sole officer and director), 52,000,000 shares of Common Stock, in consideration for $52,000 (which has been paid) for the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate.

      Effective as of September 30, 2002, the Company sold 10,310,000 shares of Common Stock to Frank Cantore, Victor Cantore's brother, for $10,310. The purchase price was paid in December 2001.

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

      In July 2001, 388 Canada terminated its employees. In August 2001, the Company entered into a strategic alliance with Gresham Financial Services LLC. Gresham Financial Services LLC outsourced to the Company the integration and operation of its real-time financing program. The Company terminated its outsourcing contract with 9066 on September 28, 2001. This agreement with Gresham Financial Services LLC terminated upon cessation of the Company's operations on October 16, 2001. Due to lack of funding it was unable to implement its new business plan. The remaining employees, officers and directors resigned on October 16, 2001. As a result, the Company now has no operations and very limited assets.

      Effective as of September 30, 2002, the Company sold to Victor Cantore, a stockholder of the Company (who is also the Company's sole officer and director), 52,000,000 shares of Common Stock, in consideration for $52,000 (which has been paid) to be used to permit the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate.

      Effective as of September 30, 2002, the Company sold 10,310,000 shares of Common Stock to Frank Cantore, Victor Cantore's brother, for $10,310. The purchase price was paid in December 2001.

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

      The report of the Company's auditors indicated that there is substantial doubt about the Company's ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is bleak.

Results of Operations.

      The Company has had no material business operations since October 16, 2001. The Company has incurred net losses of $180,824 in the fiscal year ended June 30, 2002 and $6,234,403 in the period from July 31, 1998 through June 30, 2002. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $98,941. Virtually all of the losses in fiscal 2002 were related to expenses paid by the Company for attorney's fees, accounting fees and filing fees to maintain the Company and to identify and enter into a transaction with a suitable merger or acquisition candidate. These fees were netted out by $80,140 which represented the amount of fees owed to 9066. As 9066 is now defunct the fees owed were canceled.

Liquidity and Capital Resources.

      By agreement made May 22, 2001, certain of the Company's stockholders committed to invest approximately $2.3 million (Cdn. $3.5 million) on or before January 31, 2002. Of this total commitment, $658,000 (Cdn. $1.0 million) was to be invested before July 31, 2001 in consideration for 8,435,897 shares (at $0.078 per share). As of July 31, 2001, only $147,308 of the committed amount had been received

      The balance of approximately $1,642,000 (Cdn. $2.5 million) was to be invested in installments between August 1, 2001 and January 31, 2002. The shares were to be issued at a 20% discount from the moving average price during the 20-day period preceding the date the installment was received by the Company. For each share issued between these dates, shareholders were to be granted a warrant to purchase one half of a share at an exercise price equal to the share issue price described in the preceding sentence. The expiration date of all warrants is one year from the date the installment is received by the Company. The Company has received only $34,508 of this commitment to date, in consideration for an aggregate of 328,648 units. The warrants issued to date expired on August 12, 2002 and September 10, 2002 and are no longer exercisable.

      The Company was informed in mid September 2001 that the Company's shareholders would not be able to meet the investment commitment that they made in May 2001, and that no additional capital will be received under the above-described commitments.

      At June 30, 2002, the Company had cash of $720 and a working capital deficit of $98,941, an accumulated deficit of $6,234,403 and a shareholders' deficiency of $98,941. The Company requires immediate and ongoing substantial financing to continue in existence.

Subsequent Events

      On October 18, 2002 the Company received a $26,340 non-interest bearing demand loan from Luigi Tesolin.

Risk Factors

THE COMPANY MAY BE UNABLE TO CONTINUE AS A GOING CONCERN

The report of the Company's auditors indicated that there is substantial doubt about the Company's ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is bleak.

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

THE COMPANY'S COMMON STOCK HAS BECOME INELIGIBLE FOR QUOTATION ON THE OTC BULLETIN BOARD.

The Company's Common Stock is currently quoted on the Nasdaq Pink Sheets. Until November 5, 2002, the Company's Common Stock was quoted on the Nasdaq Over the Counter Bulletin Board ("OTCBB"). While the Company will seek to resume quotations on the OTCBB in the immediate future, OTCBB has certain requirements that must be maintained by the issuer to permit NASD members to quote its securities. The Company is not presently in compliance with these requirements and if the Company's Common Stock does not resume quotations on the OTCBB, it could have a material adverse effect on the Company's ability to enter into an acquisition or merger transaction with a third party.

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

ITEM 7. FINANCIAL STATEMENTS

        See the Index to Financial Statements following Item 14 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The name, age, and offices of the sole director and executive officer of the Company are set forth below:

              NAME               AGE         POSITION WITH COMPANY
              ----               ---         ---------------------

         Victor Cantore          37          President; Secretary; Sole Director

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

      There are no family relationships between any of the directors or executive officers of the Company or any persons beneficially owning or controlling more than 5% of its outstanding common stock, except for Victor and Frank Cantore who are brothers.

Section 16(a) Beneficial Ownership Reporting and Compliance

      The following persons did not file reports required to be filed in fiscal 2002 under Section 16(a) of the Exchange Act.

Name of Reporting Person    Number of Reports Not Filed     Number of Transactions Not Reported
------------------------    ---------------------------     -----------------------------------
Victor Cantore                            3                                   2
Frank Cantore                             2                                   1

      In addition, the Company has been unable to determine whether the following 10% shareholders have filed reports required under Section 16(a) during fiscal 2002.

Name of Reporting Person     Number of Reports Not Filed    Number of Transactions Not Reported
------------------------     ---------------------------    -----------------------------------
Cybersys Solution Inc.                    1                                   1
Le Deck Global Holdings Limited           1                                   1

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the period indicated, all compensation awarded to, earned by or paid to the Company's Chief Executive Officer during the Company's last two fiscal years. No other person who was serving as an executive officer as of the end of the Company's 2002 fiscal year, or for whom disclosure would be required in this Item 10 but for the fact that he or she was not serving as an executive officer as of the end of the 2002 fiscal year, received annual salary and bonus in excess of $100,000 for such fiscal year.

Summary Compensation Table

      The following table sets forth all compensation awarded to, earned by, or paid for all services rendered to the Company during the last three fiscal years by the Company's Chief Executive Officer in those years. No other person who was serving as an executive officer as of the end of the Company's 2002 fiscal year, or for whom disclosure would be required in this Item 10 but for the fact that he or she was not serving as an executive officer as of the end of the 2002 fiscal year, received annual salary and bonus in excess of $100,000 for such fiscal year.

                                               Annual Compensation                            Long-Term Compensation Awards
                            ---------------------------------------------------------     -------------------------------------
Name and                                                                Other Annual       Restricted           Securities
Prinicpal Position          Year       Salary ($)      Bonus ($)      Compensation($)     Stock Awards    Underlying Options(#)
------------------          ----       ----------      ---------      ---------------     ------------    ---------------------
Victor Cantore(1)           2002          None            None              None              None                 N/A
Chief Executive             2001          N/A             N/A               N/A               N/A              500,000 (2)
Officer and President       2000          N/A             N/A               N/A               N/A              125,000 (3)

(1) Mr. Cantore became the Company's President, Secretary and sole director on November 14, 2001

(2) These options have a strike price of $0.18. One quarter of the options vested on April 1, 2001, one quarter vested on April 1, 2002 and the balance vests on April 1, 2003. The options expire on February 28, 2011

(3) Thse options have a strike price of $2.00. One quarter of the options vested on September 1, 2000, one quarter vested on March 1, 2001 and the balance vested on March 1, 2002. The options expire February 28, 2010

Option Grants In Last Fiscal Year

      The table below includes the number of stock options granted to the executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 2002.

                            Number of       Percent of
                            Securities    Total Options
                            Underlying      Granted to     Exercise or Base
                             Options       Employees in         Price
Name                         Granted       Fiscal Year        ($/Share)        Expiration Date
------------------          ----------    --------------   ----------------    ---------------
Victor Cantore                 None            None              None               None

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End
                                  Option Values

      The following table reflects the fiscal year-end value of unexercised options held by the executive officer named in the Summary Compensation Table. No options were exercised during fiscal 2002.

                       Number of Securities             Value of the Unexercised
                  Underlying Unexercised Options          In-the-Money Options
                            at FY-End                           at FY-End
      Name          Exercisable/Unexercisable          Exercisable/Unexercisable
 ---------------  ------------------------------       -------------------------

 Victor Cantore          375,000/250,000                          None

Compensation of Directors

      The Company has no standard arrangements pursuant to which directors are compensated for services provided as directors. No remuneration or directors' fees were paid to directors of the Company during the fiscal years ended June 30, 2001 and June 30, 2002, with the exception of reimbursement of expenses. Directors of the Company were eligible in fiscal 2002 to receive grants of stock options under the Company's 2000 Stock Option Plan and 2001 Stock Option Plan. No options were granted to Directors during fiscal year 2002.

Long-Term Incentive Plans

      The Company has no long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of the Company's Common Stock on December 13, 2002 by (i) each person known by the Company to beneficially own five percent or more of the Company's outstanding Common Stock,
(ii) each of the Company's executive officers and directors (there are no director nominees at this time) and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares of Common Stock are beneficially owned, and investment and voting power is held, by the person or entity named as owner.

               Name and Address            Amount and Nature        Percentage
             of Beneficial Owner        of Beneficial Owner(a)     of Class(a)
             -------------------        ----------------------     -----------
   Victor Cantore (1)                        52,375,000 (2)           56.1%
   Frank Cantore (3)                         10,310,000               20.1%
   Le Deck Global Holdings Limited (4)        9,091,591 (5)           18.2%
   Stephane Chouinard (6)                     6,951,180 (7)(10)       14.6%
   Joseph Farag (8)                           6,601,180 (9)(10)       14.0%
   Cybersys Solutions Inc. (11)               6,025,044               12.8%
   David Cullen (12)                          2,400,000                5.5%
   Elaine Kavanagh (12)                       2,400,000                5.5%
   John Cullen (12)                           2,400,000                5.5%
   Sandra Cullen (12)                         2,400,000                5.5%
   Denise McCue (12)                          2,400,000                5.5%
   Paul McCue (12)                            2,400,000                5.5%
   David McNamara (12)                        2,400,000                5.5%
   Imelda McNamara (12)                       2,400,000                5.5%
   Janet Shanahan (12)                        2,400,000                5.5%
   Declan Sweeney (12)                        2,400,000                5.5%

   Management:
   Executive Officers and Directors
      As a group (one) (1)                   52,375,000               56.1%

(a) Calculated according to Rule 13d-3(d) of the Exchange Act. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by the holder of such options, warrants, rights or conversion privileges, but not deemed outstanding for the purpose of calculating the percentage owned by any other party listed.

(1) Mr. Cantore is the sole director, President and Secretary of the Company. Mr. Cantore's address is the same as the Company's address.

(2) The number of shares of Common Stock identified as held by Mr. Cantore also includes options for up to 375,000 shares of the Company's Common Stock that are currently exercisable, and excludes options for 250,000 shares of the Company's Common Stock that are not exercisable within 60 days of December 13, 2002.

(3)   Frank Cantore's address is 4517 Namur, Pierrefonds (Quebec) Canada.

(4)   P.O. Box N-7047, Providence House, East Hill Street, Nassau, Bahamas.

(5) The number of shares identified as held by Le Deck Global Holdings Limited includes (a) 8,927,267 shares of the Company's Common Stock owned by this entity and (b) warrants for up to 164,324 shares of the Company's Common Stock which expired on August 12, 2002 and September 10, 2002.

(6)   2039 Bord du Lac Road, Ile Bizard (Quebec), H9C 2N9, Canada.

(7) Includes (a) 2,430,949 Exchangeable Shares owned personally by Mr. Chouinard, (b) 3,224,605 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Mr. Chouinard and Joseph Farag, (c) 170,626 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Messrs. Chouinard and Farag, and (d) options for up to 1,125,000 shares of the Company's Common Stock. Excludes options for up to 250,000 shares of Common Stock that are not exercisable within 60 days of December 13, 2002. Mr. Chouinard disclaims beneficial ownership of one half of the Exchangeable Shares described in clauses (b) and (c) of the first sentence of this footnote.

(8)   50 Quinlin PH 3 St-Laurent, Montreal (Quebec), H4N 3A5, Canada.

(9)   Includes (a) 2,430,949 Exchangeable Shares owned personally by Mr. Farag,
      (b) 3,224,605 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Mr. Farag and Stephane Chouinard, (c) 170,606 Exchangeable Shares owned by a holding company, the equity and control of which are shared equally by Messrs. Farag and Chouinard, and (d) options for up to 775,000 shares of the Company's Common Stock. Mr. Farag disclaims beneficial ownership of one half of the Exchangeable Shares identified in clauses (b) and (c) of the preceding sentence.

(10) Please see the discussion following this table for information regarding the Exchangeable Shares referred to in this table and in the notes thereto. Voting rights in respect of the Exchangeable Shares and the corresponding share of Special Voting Stock are jointly held by Joseph Farag, Stephane Chouinard and Johnson Joseph as mandataries under the Voting, Support and Exchange Trust Agreement described below. No beneficial ownership has been attributed to any of Messrs. Farag, Chouinard or Joseph merely by virtue of their role as mandataries.

(11)  2060 de la Montagne Street, Montreal (Quebec), H3G 1Z7, Canada.

(12) All shares owned by these individuals are registered in the name of Bank August Roth AG, Bellariastrasse 23, Zurich, Switzerland, as nominee. Based on the Company's books and records, the address for David Cullen and Elaine Kavanagh is 17 Oakwood Close, Dublin 11, Ireland; the address for John and Sandra Cullen is 21 Blunden Drive, Dublin 5, Ireland; the address for Denise and Paul McCue is 12 The Green, Mulhuddart Co., Dublin, Ireland; the address for David and Imelda McNamara is 21 Montpelier Drive, Dublin 7, Ireland; and the address for Janet Shanahan and Declan Sweeney is 392 Bayouster, Celbridge Co., Kidare, Ireland. The Company has inquired but has not received responses regarding the nature of the relationships between the individuals living at the same address, or whether any of these individuals act as a "group" for purposes of the Exchange Act. Solely for purposes of this disclosure only, and without any intent to attribute or disclaim the actual beneficial ownership of these shares, the share ownership of those individuals having the same address have been grouped together in the preceding table. Since the issuance of the shares in 1999, the Company has not received any notification from Bank August Roth AG that the number of shares owned by any of such individuals has changed.

Securities Authorized for Issuance Under Equity Compensation Plan

Equity Compensation Plan Information

                                                                                                 (c)
                                                                                         Number of Securities
                                             (a)                        (b)              remaining available for
                                   Number of securities to       Weighted-average     future issuance under equity
                                   be issued upon exercise      exercise price of          compensation plans
                                   of outstanding options,     outstanding options,       (excluding securities
Plan Category                        warrants and rights       warrants and rights      reflected in column (a))
------------------------------    ------------------------     -------------------    ----------------------------
Equity compensation plans
approved by security holders              10,366,481                  $1.62                     5,820,000

Equity compensation plans not
approved by security holders                 None                      None                       None

Total                                     10,366,481                  $1.62                     5,820,000

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

      The Exchangeable Shares are shares of capital stock of 3560309 Canada Inc. ("Canco"), a subsidiary of the Company. Canco has issued and outstanding the following class and number of shares: (i) 8,364,998 Exhangeable Shares; and (ii) 8,400 Preferred Shares. Each Preferred

Share is convertible into Exchangeable Shares according to a ratio of one Preferred Share and CDN $5.00 (equivalent to US $3.20 applying the closing exchange rate of US $0.6409 =CDN$1.00 as at December 13, 2002) for one Exchangeable Share.

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

Arrangements Regarding Changes of Control

      As previously discussed in this report, in June 2001, the Company issued warrants to purchase 4,000,000 shares of Common Stock for $0.0785 per share to a shareholder of the Company as a nominee. The warrants were to be used in settlements, if any, to be negotiated by the Company's previously owned subsidiary, 9066, with its creditors. The warrants, which expired on November 19, 2002, are no longer exercisable.

      Effective as of September 30, 2002, the Company sold to Victor Cantore, a stockholder of the Company (who is also the Company's sole officer and director), 52,000,000 shares of Common Stock, in consideration for $52,000 (which has been paid) to be used to permit the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate.

      Effective as of September 30, 2002, the Company sold 10,310,000 shares of Common Stock to Frank Cantore, Victor Cantore's brother, for $10,310. The purchase price was paid in December 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In June 2001 the Company issued warrants to purchase 4,000,000 shares of Common Stock at an exercise price of $0.0785 per share to Le Deck Global Holdings Limited, a principal shareholder of the Company, as a nominee for the Company. The warrants were to be used in settlements, if any, to be negotiated by 9066, the Company's former subsidiary, with its creditors. The warrants, which expired on November 19, 2002, are no longer exercisable.

      In March, April and May 2002, the Company received $ 22,801 from Victor Cantore as a demand loan bearing no interest.

      As described above, effective as of September 30, 2002, the Company sold to Victor Cantore, a stockholder of the Company (who is also the Company's sole officer and director), 52,000,000 shares of Common Stock, in consideration for $52,000 (which has been paid) to be used to permit the continued operation of the Company and to finance its efforts to identify and enter into a transaction with a suitable merger or acquisition candidate.

      As described above, effective as of September 30, 2002, the Company sold 10,310,000 shares of Common Stock to Frank Cantore, Victor Cantore's brother, for $10,310. The purchase price was paid in December 2001.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      3.1   Amended Articles of Incorporation

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

ITEM 14. CONTROLS AND PROCEDURES

      The Company currently has no employees. The Company has evaluated its disclosure controls and procedures and has concluded that the controls and procedures are effective.

      There are no significant changes in the internal controls or other factors that could significantly affect the controls subsequent to December 13, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PLANET411.COM INC.


                                 By: /s/ Victor Cantore
                                    -----------------------------------
                                    Victor Cantore
                                    President

                                 Date: December 19, 2002
                                      ---------------------------------

      In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

           Signature
           ---------


/s/ Victor Cantore
---------------------------------
Name:  Victor Cantore
Title: President (Principal Executive Officer, Principal Financial and
       Accounting Officer) and Sole Director
Date:  December 19, 2002

                                CERTIFICATION PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Victor Cantore, certify that:

1.    I have reviewed this Annual Report on Form 10-KSB of Planet411.com;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

      c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 19, 2002          /s/ Victor Cantore
                                 ------------------------------------------
                                 Victor Cantore
                                 Principal Executive Officer and
                                 Principal Financial and Accounting Officer

                                  CERTIFICATION

      The undersigned, the Principal Executive Officer and Principal Financial and Accounting Officer of Planet411.com (the "Issuer"), hereby certify that the 10-KSB for the period ended June 30, 2002 filed with the Commission on December 19, 2002 and containing certain financials statements for fiscal year ended
June 30, 2002 fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that information contained in the 10-KSB fairly represents, in all material respects, the financial condition and results of operations of the Issuer.


By: /s/ Victor Cantore
   ------------------------------------
Victor Cantore
Principal Executive Officer and
  Principal Financial and Accounting Officer
December 19, 2002

                        Planet 411.com Inc.
                   (A Development Stage Company)

                 Consolidated Financial Statements
                           June 30, 2002

Report of Independent Auditors                              2 and 3

Financial Statements
     Consolidated Operations                                      4
     Consolidated Changes in Shareholders'
     Equity (Deficiency)                                          5
     Consolidated Cash Flows                                      6
     Consolidated Balance Sheets                                  7
     Notes to Consolidated Financial
     Statements                                             8 to 19

Report of Independent Auditors

To the Board of Directors and Shareholders of Planet 411.com Inc.

We have audited the accompanying consolidated balance sheets of Planet 411.com Inc. (a Development Stage Company) as at June 30, 2002 and 2001 and the consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows for the years ended June 30, 2002, 2001 and 2000 and for the period from July 31, 1998 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended June 30, 2002, 2001 and 2000 and for the period from July 31, 1998 (inception) through June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and as of June 30, 2002, the Company has a shareholders' and working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Raymond Chabot Grant Thorton
------------------------------------------
    Raymond Chabot Grant Thorton

General Partnership
Chartered Accountants

Montreal, Canada
November 12, 2002

Planet 411.com Inc.
(A Development Stage Company)

Consolidated Operations
(In U.S. dollars)

                                                                                                                  For the
                                                                                                              period from
                                                                                                               1998-07-31
                                                                                                               (inception)
                                                             Year ended      Year ended       Year ended          through
                                                             2000-06-30      2001-06-30       2002-06-30       2002-06-30
                                                         --------------   -------------   --------------   --------------
                                                                      $               $                $                $
Revenue                                                           6,660          11,976               --           18,636
                                                         --------------   -------------   --------------   --------------
Operating and administrative expenses
     Salaries                                                 1,020,561       1,012,203                         2,279,497
     Fringe benefits                                            155,477          84,571                           269,178
     Subcontracts                                               711,546          80,799                           803,150
     Training                                                     2,387             643                            27,422
     Advertising and marketing research                         453,480         105,693                           607,123
     Transportation                                               1,794           1,074                             4,522
     Promotion                                                   37,981           3,110                            67,793
     Rent                                                       113,527         168,911           (4,782)         330,128
     Web hosting and maintenance of licenses                    540,776         372,546                           972,178
     Rental, maintenance and repairs                             17,417           5,872                            30,954
     Taxes and permits                                           22,073          27,110            8,685           69,168
     Insurance                                                    3,322           2,526                             8,317
     Office supplies and courier                                 67,040          24,280            1,704          145,377
     Communications                                              50,244          37,818            5,247          108,862
     Professional fees                                          836,969         302,534          165,824        1,518,689
     Interest on short-term debt and bank charges                25,078          43,708              369           70,761
     Interest on long-term debt                                   1,563             386                             5,000
     Service contracts                                           27,823           6,106                            99,608
     Travel                                                      41,810          16,693            6,350           94,846
     Exchange loss (gain)                                       (44,650)        156,880           (2,573)          79,553
     Loss on disposal of property, plant and equipment                           23,662                            23,662
     Amortization of property, plant and equipment              401,908         415,957                           930,790
                                                         --------------   -------------   --------------   --------------
                                                              4,488,126       2,893,082          180,824        8,546,578
                                                         --------------   -------------   --------------   --------------
Loss before gain on disposal of a subsidiary                  4,481,466       2,881,106          180,824        8,527,942
Gain on disposal of a subsidiary (Note 3)                                     2,293,539                         2,293,539
                                                         --------------   -------------   --------------   --------------
Net loss                                                      4,481,466         587,567          180,824        6,234,403
Other comprehensive income
     Foreign exchange translation adjustment                     50,042         (23,570)          (4,181)          (4,181)
                                                         --------------   -------------   --------------   --------------
Comprehensive loss                                            4,431,424         611,137          185,005        6,238,584
                                                         ==============   =============   ==============   ==============

Basic and diluted loss per share                                   0.14            0.02               --             0.19
                                                         ==============   =============   ==============   ==============

Weighted average number of outstanding shares of
common stock (the special voting stock considered
as 8,364,998 shares of common stock)                         32,640,086      34,310,916       48,543,330       32,106,509
                                                         ==============   =============   ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)

Consolidated Changes in Shareholders' Equity (Deficiency)
(In U.S. dollars)

                                                                        Special                    Common         Additional
                                                                   voting stock                     stock    paid-in capital
                                                     --------------------------  ------------------------    ---------------
                                                       Number of                    Number of
                                                          shares         Amount        shares       Amount            Amount
                                                     -----------   ------------  ------------  -----------   ---------------
                                                                              $                          $                $
Special voting stock (8,364,998 votes)                         1                                                    104,444
Balance outstanding on April 20, 1999, date of
reverse takeover                                                                    8,484,315         8,484         (64,407)
June 1999 - exercise of warrants - for cash                                        15,600,000        15,600         894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                     -----------   ------------  ------------  ------------  --------------
Balance at June 30, 1999                                       1             --    24,084,315        24,084         934,437
August 1999, cancellation of common stock - for cash                                 (600,000)         (600)        (34,400)
September 1999, capital stock units issued                                            107,800           108         538,892
October 1999, capital stock units issued - for cash                                   233,340           233         349,777
November 1999, capital stock units issued - for cash                                  333,340           334         499,676
January 2000, capital stock units issued - for cash                                   111,940           112         149,888
March 2000, capital stock units issued - for cash                                     680,106           680       1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                     -----------   ------------  ------------  ------------  --------------
Balance at June 30, 2000                                       1             --    24,950,841        24,951       3,573,368
September 2000, capital stock units issued                                          1,087,035         1,087       1,303,355
Advance payment on capital stock units
June 2001, capital stock units issued                                              12,726,607        12,726         980,030
Foreign exchange translation adjustment
Net loss
                                                     -----------   ------------  ------------  ------------  --------------
Balance at June 30, 2001                                       1             --    38,764,483        38,764       5,856,753
Advance payment on capital stock units
October 2001, capital stock units issued                                            1,897,260         1,898         145,410
Foreign exchange translation adjustment
Net loss
                                                     -----------   ------------  ------------  ------------  --------------
Balance at June 30, 2002                                       1             --    40,661,743        40,662       6,002,163
                                                     ===========   ============  ============  ============  ==============


                                                                                             Deficit
                                                              Advance     Accumulated    accumulated           Total
                                                           payment on           other     during the   shareholders'
                                                        capital stock   comprehensive    development          equity
                                                                units          income          stage    (deficiency)
                                                         ------------   -------------   ------------   -------------

                                                               Amount          Amount         Amount          Amount
                                                         ------------   -------------   ------------   -------------
                                                                    $               $              $               $
Special voting stock (8,364,998 votes)                                                                       104,444
Balance outstanding on April 20, 1999, date of
reverse takeover                                                                                             (55,923)
June 1999 - exercise of warrants - for cash                                                                  910,000
Advance payment on capital stock units                        539,000                                        539,000
Foreign exchange translation adjustment                                       (26,472)                       (26,472)
Net loss                                                                                    (984,546)       (984,546)
                                                         ------------   -------------   ------------   -------------
Balance at June 30, 1999                                      539,000         (26,472)      (984,546)        486,503
August 1999, cancellation of common stock - for cash                                                         (35,000)
September 1999, capital stock units issued                   (539,000)
October 1999, capital stock units issued - for cash                                                          350,010
November 1999, capital stock units issued - for cash                                                         500,010
January 2000, capital stock units issued - for cash                                                          150,000
March 2000, capital stock units issued - for cash                                                          1,135,778
Advance payment on capital stock units                      1,304,442                                      1,304,442
Foreign exchange translation adjustment                                        50,042                         50,042
Net loss                                                                                  (4,481,466)     (4,481,466)
                                                         ------------   -------------   ------------   -------------
Balance at June 30, 2000                                    1,304,442          23,570     (5,466,012)       (539,681)
September 2000, capital stock units issued                 (1,304,442)
Advance payment on capital stock units                      1,091,590                                      1,091,590
June 2001, capital stock units issued                        (992,756)
Foreign exchange translation adjustment                                       (23,570)                       (23,570)
Net loss                                                                                    (587,567)       (587,567)
                                                         ------------   -------------   ------------   -------------
Balance at June 30, 2001                                       98,834              --     (6,053,579)        (59,228)
Advance payment on capital stock units                        145,292                                        145,292
October 2001, capital stock units issued                     (147,308)
Foreign exchange translation adjustment                                        (4,181)                        (4,181)
Net loss                                                                                    (180,824)       (180,824)
                                                         ------------   -------------   ------------   -------------
Balance at June 30, 2002                                       96,818          (4,181)    (6,234,403)        (98,941)
                                                         ============   =============   ============   =============

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)

Consolidated Cash Flows
(In U.S. dollars)

                                                                                                                  For the
                                                                                                              period from
                                                                                                               1998-07-31
                                                                                                              (inception)
                                                                    Year ended    Year ended     Year ended       through
                                                                    2000-06-30    2001-06-30     2002-06-30    2002-06-30
                                                                  ------------  ------------   ------------  ------------
                                                                             $             $              $             $
OPERATING ACTIVITIES
Net loss                                                            (4,481,466)     (587,567)      (180,824)   (6,234,403)
Non-cash items
    Amortization of property, plant and equipment                      401,908       415,957                      930,790
    Loss on disposal of property, plant and equipment                                 23,662                       23,662
    Gain on disposal of a subsidiary                                              (2,293,539)                  (2,293,539)
Changes in non-cash working capital items
    Accounts receivable                                                 (5,904)        3,079          2,507          (318)
    Sales taxes receivable                                             (75,899)      104,257                       (9,424)
    Prepaid expenses                                                   (58,352)       89,123                         (441)
    Accounts payable                                                   756,520       252,330         14,627     1,044,132
    Accrued liabilities                                                450,626      (169,052)           455       385,819
                                                                  ------------  ------------   ------------  ------------
Cash flows from operating activities                                (3,012,567)   (2,161,750)      (163,235)   (6,153,722)
                                                                  ------------  ------------   ------------  ------------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                     263
Cash position of disposed subsidiary (Note 3)                                           (422)                        (422)
Proceeds on disposal of a subsidiary                                                       1                            1
Term deposits                                                          (20,705)       11,189                      (19,712)
Advances to directors and shareholders                                  (6,398)        3,324                       (6,201)
Other advances                                                          13,695
Property, plant and equipment (Note 4)                                (439,961)      (65,710)                  (1,364,762)
Proceeds from disposal of property, plant and equipment                               48,042                       48,042
Effect of exchange rate changes                                         (2,316)       25,408                       26,171
                                                                  ------------  ------------   ------------  ------------
Cash flows from investing activities                                  (455,685)       21,832             --    (1,316,620)
                                                                  ------------  ------------   ------------  ------------
FINANCING ACTIVITIES
Advances to related companies                                                                                     (44,242)
Advances from directors and shareholders                                12,864       (13,520)
Repayment of long-term debt                                             (6,827)       (8,122)                     (21,902)
Proceeds on interest-free demand loan from a director and
shareholder                                                                          142,858                      142,858
Proceeds on interest-free demand loan from a principal shareholder                                   22,801        22,801
Proceeds on demand note payable                                         33,800                                     33,800
Proceeds on short-term debt from a shareholder                                       802,805                      802,805
Repayment of short-term debt from a shareholder                                      (89,883)                     (89,883)
Issuance of preferred shares of a subsidiary company -
non-controlling interest                                                                                          285,474
Issuance of capital stock                                            2,135,798                                  3,150,242
Cancellation of capital stock                                          (35,000)                                   (35,000)
Advance payment on capital stock units                               1,304,442     1,091,590        145,292     3,080,324
Effect of exchange rate changes                                         50,042       124,396         (4,181)      143,785
                                                                  ------------  ------------   ------------  ------------
Cash flows from financing activities                                 3,495,119     2,050,124        163,912     7,471,062
                                                                  ------------  ------------   ------------  ------------
Net increase (decrease) in cash                                         26,867       (89,794)           677           720
Cash, beginning of period                                               62,970        89,837             43
                                                                  ------------  ------------   ------------  ------------
Cash, end of period                                                     89,837            43            720           720
                                                                  ============  ============   ============  ============
Supplementary information
    Interest paid                                                          842            91             --         3,989
                                                                  ============  ============   ============  ============

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)

Consolidated Balance Sheets
(In U.S. dollars)


                                                                                              2001-06-30         2002-06-30
                                                                                         ---------------    ---------------
                                                                                                       $                  $
ASSETS
Current assets
     Cash                                                                                             43                720
     Accounts receivable                                                                           2,507
                                                                                         ---------------    ---------------
                                                                                                   2,550                720
                                                                                         ===============    ===============

LIABILITIES
Current liabilities
     Accounts payable                                                                              7,861             22,488
     Accrued liabilities                                                                          53,917             54,372
     Loan payable on demand to a principal shareholder, without interest                                             22,801
                                                                                         ---------------    ---------------
                                                                                                  61,778             99,661
                                                                                         ---------------    ---------------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 5)
     Special voting stock, having a par value of $0.001, holding a number of votes (8,364,998 votes) equal to the number of exchangeable shares of 3560309 Canada Inc. outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share
     June 30, 2002 and 2001 issued and outstanding
     Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued
     Common stock, having a par value of $0.001, 200,000,000
     (69,999,999 in 2001) shares authorized; 40,661,743 (June 30, 2002)
     and 38,764,483 (June 30, 2001) issued and outstanding                                        38,764             40,662
Additional paid-in capital                                                                     5,856,753          6,002,163
Advance payment on capital stock units (Note 6)                                                   98,834             96,818
Accumulated other comprehensive income                                                                               (4,181)
Deficit accumulated during the development stage                                              (6,053,579)        (6,234,403)
                                                                                         ---------------    ---------------
                                                                                                 (59,228)           (98,941)
                                                                                         ---------------    ---------------
                                                                                                   2,550                720
                                                                                         ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

On behalf of the Board,


     ------------------------------            ---------------------------------
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

Immediately after the transfer of intellectual property described above, the Company sold 9066-4871 Quebec Inc. to a third party for $1 (see Note 3). The sold assets and operations represented substantially all of the operating assets and activities of the Company and as such have not been disclosed as discountinued operations.

Going concern

The Company's consolidated financial statements for the year ended June 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $180,824 in the fiscal year ended June 30, 2002 and $6,234,403 in the period from July 31, 1998 (inception) through June 30, 2002. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $98,941.

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

Management is presently seeking a suitable candidate with whom to merge or whom will purchase the Company as a "public shell", in an effort to get some value for the Company's shareholders (see Note 6).

2 - ACCOUNTING POLICIES

Financial statements

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Accounting estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Revenue recognition

The Company's core focus was to be an e-business service provider to medium and large-sized businesses (virtual stores for on-line transactions). The Company had divided its services into three compoments: first, strategy - assisting with the set-up and implementation of the e-merchants on-line business model; second, marketing - working with e-merchants to define a marketing strategy identifying the best advertising and promotion channels for the virtual store; and third, performance analysis - provide pertinent data about on-line sales generally and e-merchant visitors and buyers in particular. The Company planned to charge for its services an industry-dependent fee based upon the gross on-line sales of its e-merchants. This revenue was recognized at the time of delivery and acceptance of thee-merchants' products.

The Company also charged a one-time introductory fee to each merchant. This revenue was recognized over the term of the contract.

Additional optional services were charged on a fee basis and the revenue was recognized when the services were performed.

Advertising

Advertising costs were expensed in the year incurred.

Amortization

Property, plant and equipment were amortized on a straight-line basis over their estimated useful lives as follows:

Office equipment, furniture and fixtures                    5 years
Office equipment, furniture and fixtures
under capital leases                                        5 years
Computer equipment and software                             3 years
Licenses                                                    3 years

Loss per share

Basic loss per share are calculated by dividing net loss by the weighted average number of outstanding shares of common stock. Diluted loss per share are calculated by dividing net loss by dilutive potential common stock (the incremental shares of common stock that would be issued upon the assumed exercise of stock options) and the weighted average number of outstanding shares of common stock. Since the Company has recorded losses, dilutive potential common stock are not included in the calculation as to do so would be antidilutive.

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

2 - ACCOUNTING POLICIES (Continued)

Financial instruments

The estimated fair value of cash, accounts receivable, accounts payable, accrued liabilities and loan payable on demand to a principal shareholder approximates their carrying value due to their short-term maturity.

Cash and cash equivalents

The Company's policy is to present cash and temporary investments having a term of three months or less from the acquisition date as cash and cash equivalents.

Income taxes

Income taxes are provided using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized based on the estimated realizable differences between the book and tax bases of assets and liabilities, using presently enacted tax rates.

We have recorded valuation allowances related to the Company's deferred tax assets because we believe that it is unlikely that such assets will be realized. However, ultimate realization could be impacted by variables not known at this time. We will continue to assess the valuation allowance and to the extent it is determined that such allowance is no longer required, the tax benefit of the remaining net deferred tax asset may be recognized in the future.

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

3 - BUSINESS DISPOSAL

On June 15, 2001, the Company disposed of its e-retail activities carried on by 9066-4871 Quebec Inc., an indirectly wholly-owned subsidiary.

The sold assets and operations represented substantially all of the operating assets and activities of the Corporation and, as such, have not been disclosed as discontinued operations.

The gain on disposal of a subsidiary is determined as follows:
                                                                           $
                                                                ------------

Cash                                                                     422
Term deposits                                                         19,712
Accounts receivable                                                      318
Sales taxes receivable                                                 9,424
Advances to directors and shareholders                                 5,747
Prepaid expenses                                                         441
Capital assets                                                       439,504
Accounts payable                                                  (1,114,639)
Accrued liabilities                                                 (331,447)
Interest-free demand loan from a director and a shareholder         (142,858)
Demand note payable                                                  (33,800)
Short-term debt from a shareholder                                  (712,922)
Due to Planet 411.com Inc.                                        (4,493,725)
Redeemable preferred stock                                          (276,735)
Accumulated other comprehensive income                              (156,705)
                                                                ------------
Excess of liabilities over assets acquired                        (6,787,263)
Consideration                                                              1
                                                                ------------
                                                                  (6,787,264)
Write-off of amount due from 9066-4871 Quebec Inc.                 4,493,725
                                                                ------------
Gain on disposal of a subsidiary                                  (2,293,539)
                                                                ============

4 - PROPERTY, PLANT AND EQUIPEMENT

During the year ended June 30, 2001, property, plant and equipment were acquired at an aggregate cost of $11,498, the $91,475 of accounts payable relating to the acquisitiion of property, plant and equipment for the year ended June 30, 2000 were partly paid and an amount of $37,263 still remained in accounts payable of the subsidiary when it was disposed of. Cash payments of $65,710 were made to purchase property, plant and equipment.

During the year ended June 30, 2000, property, plant and equipment were acquired at an aggregate cost of $372,076 of which $91,475 still remained in accounts payable. The $159,360 of accounts payable relating to the acquisition of property, plant and equipment for the period from July 31, 1998 (inception) through June 30, 1999 were paid in the year 2000. Cash payments of $439,961 were made to purchase property, plant and equipment.

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

4 - PROPERTY, PLANT AND EQUIPEMENT (Continued)

During the period from July 31, 1998 (inception) through June 30, 1999, property, plant and equipment were acquired at an aggregate cost of $1,084,595 of which $44,242 were acquired by means of advances from related companies and $21,902 by means of long-term debt, and of which $159,360 still remained in accounts payable. Cash payments of $859,091 were made to purchase property, plant and equipment.

5 - CAPITAL STOCK

Capital stock transactions during the period from July 31, 1998 (inception) through June 30, 2002

Special voting stock

Pursuant to the combination agreement (see Note 1), the Company issued one share of special voting stock.

Common stock

On July 31, 1998, there were 2,828,105 issued and outstanding shares of common stock of the Company.

In November 1998, the outstanding 2,828,105 shares of common stock were split 3 for 1 resulting in 8,484,315 shares of common stock outstanding.

Pursuant to the combination agreement (see Note 1), the Company acquired 9066-4871 Quebec Inc., which resulted in a reverse takeover. At the date of the reverse takeover, the shareholders of the Company owned 8,484,315 shares of common stock and the fair value of the net assets amounted to ($55,923).

In May 2002, a certificate of amendment was issued changing the authorized capital stock of the Company. The authorized common stock was increased from 69,999,999 to 200,000,000 shares.

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

Warrants

At June 30, 2002, warrants to purchase 4,000,000 shares of common stock for $0.0785 are outstanding. The warrants were to be used in settlements, if any, to be negotiated by the Company's previously owned subsidiary. As this company is now defunct, the Company believes that the warrants which were to expire on November 19, 2002 are no longer exercisable.

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

5 - CAPITAL STOCK (Continued)

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

Effective January 1, 2001, the Company adopted the 2001 Senior Officers Stock Option Plan. Under this plan, the Company may grant options to senior officers of the Company or any of its subsidiaries, for up to 10,000,000 shares of common stock. The exercise price of each option granted under the plan will equal or exceed the then-current price of the Company's common stock. The plan was approved by the Company's Board of Directors on January 3, 2001. On January 9, 2001, the Company granted its two most senior officers options to purchase an aggregate of 2,855,695 shares at an average price of $0.1875 per share. The options vested on January 24, 2001. During the year ended June 30, 2002, the options were cancelled.

Effective February 28, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards thereunder. The 2001 Plan provides for issuance of a total of 7,500,000 shares of common stock on or prior to February 28, 2011. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. In 2001, 4,070,165 options at an exercise price of $0.18 and in 2002, 110,000 options at an exercise price of $0.05 have been granted under this plan. During the year ended June 30, 2002, 2,390,165 options at an exercise price of $0.18 and 110,000 options at an exercise price of $0.05 were cancelled.

The following table summarizes the changes in all of the stock option plans during the fiscal years ended June 30, 2001 and 2002:

                                                                           2001-06-30                           2002-06-30
                                                   ----------------------------------   ----------------------------------
                                                                             Weighted                             Weighted
                                                             Number           average             Number           average
                                                         of options    exercise price         of options    exercise price
                                                   ----------------   ---------------   ----------------   ---------------
                                                                                    $                                    $
Outstanding, beginning of year                            8,103,723              1.98         15,612,341              1.14
Granted                                                   7,655,363              0.26            110,000              0.05
Cancelled                                                  (146,745)             2.00         (5,355,860)             0.18
                                                   ----------------   ---------------   ----------------   ---------------
Outstanding, end of year                                 15,612,341              1.14         10,366,481              1.62
                                                   ================   ===============   ================   ===============

Options exercisable, end of year                          7,639,872              1.06          9,583,981              1.61
                                                   ================   ===============   ================   ===============

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

5 - CAPITAL STOCK (Continued)

The following table summarizes information about these stock option plans as at June 30, 2002:

                                                                  Options outstanding                  Options exercisable
                                 ----------------------------------------------------  -----------------------------------
                                                           Weighted
                                                            average
                                                          remaining          Weighted                             Weighted
                                          Number        contractual           average             Number           average
    Range of exercise prices          of options         life years    exercise price         of options    exercise price
    ------------------------     ---------------  -----------------  ----------------  -----------------  ----------------
                           $                                                        $                                    $
                0.14 to 0.18           1,680,000                8.7              0.18            897,500              0.17
                0.69 to 1.33             700,003                8.2              0.98            700,003              0.98
                1.65 to 2.00           7,986,478                7.8              1.98          7,986,478              1.98
                                 ---------------                                       -----------------
                                      10,366,481                                               9,583,981
                                 ===============                                       =================

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and basic loss per share for the year ended June 30, 2002 would not be significant ($1,627,806 and $0.05 respectively in 2001 and $1,671,338 and $0.05 respectively in 2000).

The weighted average fair value of options at their grant date was $0.04 ($0.23 in 2001 and $1.45 in 2000).

The fair value of options granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.48% (4.75% in 2001 and 6.06% in 2000), annual dividends of nil, expected life of three and a half years and expected volatility of 170% (170% in 2001 and 110% in 2000).

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

6 - ADVANCE PAYMENT ON CAPITAL STOCK UNITS

In the year ended June 30, 2001, the Company received $98,834 with respect to a private placement totalling 1,897,260 shares at $0.078 per share. The balance of payment of $48,474 was received subsequent to year-end. The shares of common stock have been issued with respect to this private placement in the year ended June 30, 2002.

In the year ended June 30, 2002:

- The Company received $34,508 with respect to a private placement for 328,648 units at a weighted average stock price of $0.105 per unit. Each unit consists of one share of common stock and one half share purchase warrant. Each whole warrant will entitle the holder to purchase one additional share of common stock of the Company for the same price within one year from the date the instalment is received by the Company. The expiry date for the warrants are August 12, 2002 and September 10, 2002. As of June 30, 2002, no shares of common stock have been issued with respect to this private placement.

- The Company agreed to issue 52,000,000 shares of the Company's common stock for $52,000 to a principal shareholder of the Company. The shares of common stock to which he is entitled were to be issued after the Company increased its authorized number of shares of common stock. He has paid $52,000 to the Company. The funds paid are intended to be used to permit the continued operation of the Company and to provide funding for the Company's efforts to find a suitable merger or acquisition candidate. As of June 30, 2002, no shares of common stock have been issued.

- The Company received $10,310 from the brother of the principal shareholder, with respect to a private placement totalling 10,310,000 shares at $0.001 per share. The shares will be issued concurrently with the ones to the principal shareholder of the Company.

7 - RELATED PARTY TRANSACTIONS

The Company entered into the following related party transactions concluded in the normal course of operations, at exchange value which represents the amount established and agreed to by related parties:

                                                                                                                   For the
                                                                                                               period from
                                                                                                                1998-07-31
                                                                                                                (inception)
                                                         Year ended        Year ended         Year ended           through
                                                         2000-06-30        2001-06-30         2002-06-30        2002-06-30
                                                   ----------------   ---------------   ----------------   ---------------
                                                                  $                 $                  $                 $
Professional fees for legal services
paid to a shareholder of the
Company(a)                                                   30,384                --                 --            52,871
                                                   ================  ================   ================   ===============

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

7 - RELATED PARTY TRANSACTIONS (Continued)

                                                                                                                   For the
                                                                                                               period from
                                                                                                                1998-07-31
                                                                                                                (inception)
                                                         Year ended        Year ended         Year ended           through
                                                         2000-06-30        2001-06-30         2002-06-30        2002-06-30
                                                   ----------------   ---------------   ----------------   ---------------
                                                                  $                 $                  $                 $
Subcontracting fees for computer
support services and equipment paid
to a company controlled by a
shareholder of the Company                                  134,440                --                 --           139,733
                                                   ================   ===============   ================  ================

Subcontracting fees for professional
services paid to shareholders,
directors and companies controlled by
employees(a)                                                558,002                --                 --           558,002
                                                   ================   ===============   ================  ================

(a) During the year ended June 30, 2000, these related parties commenced employment with the Company and as a result, the professional services ceased.

8 - INCOME TAXES

a)    Reconciliation of the effective tax rate is detailed as follows:

                                                                           Year ended         Year ended        Year ended
                                                                           2000-06-30         2001-06-30        2002-06-30
                                                                      ---------------   ----------------   ---------------
                                                                                    $                  $                 $
     Income tax benefit according to the statutory income
     tax rate in the United States of America                               1,523,698            199,773            61,480
     Gain on disposal of subsidiary not taxable                                                  779,803
     Unutilized net operating losses and capital assets
     amortization for income tax purposes                                  (1,645,610)          (992,940)          (63,830)
     Income taxes of foreign subsidiaries subject to
     different rates                                                          191,359             16,764             2,920
     Other, net                                                               (69,447)            (3,400)             (570)
                                                                      ---------------   ----------------   ---------------
     Income taxes according to effective tax rates                                 --                 --                --
                                                                      ===============   ================   ===============

b) The tax benefits arising from operating losses and capital assets amortization for income tax purposes of approximately $900,000 (June 30, 2002), $723,000 (June 30, 2001), $5,350,000 (June 30, 2000) are not
      recorded in the financial statements. The operating loss carry-forwards for income tax purposes of $900,000 are available to offset taxable income through the year 2021.

Planet 411.com Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements
(In U.S. dollars)

8 - INCOME TAXES (Continued)

c) The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are as follows:

                                                  2001-06-30        2002-06-30
                                             ---------------  ----------------
                                                           $                 $
     Operating loss carry-forwards                   246,000           306,000
     Valuation allowance                            (246,000)         (306,000)
                                             ---------------  ----------------
     Net deferred tax assets                              --                --
                                             ===============  ================

      The net increase in the valuation allowance amounted to $60,000 in the year ended June 30, 2002 (net decrease of $1,801,500 in 2001).

9 - SUBSEQUENT EVENT

Subsequent to June 30, 2002, the Company received a $26,340 non-interest bearing demand loan from a third party.