Form 10QSB
period 2002-09-30
PLANET411 COM INC
filed 2002-12-20
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

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

                              Yes |X|       No |_|

      At December 20, 2002, there were 40,661,743 shares of the issuer's common stock outstanding.

           Transitional Small Business Disclosure Format (check one):

                              Yes |_|       No |X|

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        Planet 411.com Inc.
                   (A Development Stage Company)

                 Consolidated Financial Statements
                        September 30, 2002

Financial Statements
     Consolidated Balance Sheets                                  2
     Consolidated Operations                                      3
     Consolidated Changes in Shareholders'
     Equity (Deficiency)                                          4
     Consolidated Cash Flows                                      5
     Notes to Consolidated Financial
     Statements                                             6 and 7

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In U.S. dollars)

                                                                                           (Unaudited)
                                                                                            2002-09-30         2002-06-30
                                                                                         ---------------    ---------------
                                                                                                       $                  $
ASSETS
Current assets
     Cash                                                                                            652                720
                                                                                         ===============    ===============

LIABILITIES
Current liabilities
     Accounts payable                                                                             21,655             22,488
     Accrued liabilities                                                                          67,483             54,372
     Loan payable on demand to principal shareholder, without interest                            22,801             22,801
                                                                                         ---------------    ---------------
                                                                                                 111,939             99,661
                                                                                         ---------------    ---------------
SHAREHOLDERS' DEFICIENCY
Capital stock
     Special voting stock, having a par value of $0.001, holding a number of votes (8,364,998 votes) equal to the number of exchangeable shares of
     3560309 Canada Inc. outstanding other than those held directly or indirectly by the Company, 1 share authorized; 1 share September 30, 2002 and June 30, 2002 issued and outstanding Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued
     Common stock, having a par value of $0.001, 200,000,000 shares authorized; 40,661,743 September 30, 2002 and June 30, 2002 issued
     and outstanding                                                                              40,662             40,662
Additional paid-in capital                                                                     6,002,163          6,002,163
Advance payment on capital stock units                                                            96,818             96,818
Accumulated other comprehensive income                                                            39,334             (4,181)
Deficit accumulated during the development stage                                              (6,290,264)        (6,234,403)
                                                                                         ---------------     --------------
                                                                                                (111,287)           (98,941)
                                                                                         ---------------     --------------
                                                                                                     652                720
                                                                                         ===============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

On behalf of the Board,

-----------------------------                -----------------------------------
Director                                     Director

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Operations
(Unaudited)
(In U.S. dollars)

                                                                                                                   For the
                                                                                                               period from
                                                                                                                1998-07-31
                                                                             Three months    Three months       (inception)
                                                                                    ended           ended          through
                                                                               2002-09-30      2001-09-30       2002-09-30
                                                                            -------------    ------------     ------------
                                                                                        $               $                $
Revenue                                                                                --              --           18,636
                                                                            -------------    ------------     ------------
Operating and administrative expenses
     Salaries                                                                                                    2,279,497
     Fringe benefits                                                                                               269,178
     Subcontracts                                                                                                  803,150
     Training                                                                                                       27,422
     Advertising and marketing research                                                                            607,123
     Transportation                                                                                                  4,522
     Promotion                                                                                                      67,793
     Rent                                                                                          (4,853)         330,128
     Web hosting and maintenance of licenses                                                                       972,178
     Rental, maintenance and repairs                                                                                30,954
     Taxes and permits                                                                                              69,168
     Insurance                                                                                                       8,317
     Office supplies and courier                                                       42             875          145,419
     Communications                                                                                 5,323          108,862
     Professional fees                                                             13,839         178,913        1,532,528
     Interest on short-term debt and bank charges                                      15             102           70,776
     Interest on long-term debt                                                                                      5,000
     Service contracts                                                                                              99,608
     Travel                                                                                         6,444           94,846
     Exchange loss                                                                 41,965          38,809          121,518
     Loss on disposal of property, plant and equipment                                                              23,662
     Amortization of property, plant and equipment                                                                 930,790
                                                                            -------------    ------------     ------------
                                                                                   55,861         225,613        8,602,439
                                                                            -------------    ------------     ------------
Loss before gain on disposal of a subsidiary                                       55,861         225,613        8,583,803
Gain on disposal of a subsidiary                                                                                 2,293,539
                                                                            -------------    ------------     ------------
Net loss                                                                           55,861         225,613        6,290,264
Other comprehensive income
     Foreign exchange translation adjustment                                       43,515          41,347           39,334
                                                                            -------------    ------------     ------------
Comprehensive loss                                                                 12,346         184,266        6,250,930
                                                                            =============    ============     ============

Basic and diluted loss per share                                                       --              --             0.19
                                                                            =============    ============     ============

Weighted average number of outstanding shares of common stock (the special
voting stock considered as 8,364,998 shares of common stock)                   49,026,741      47,129,481       33,128,611
                                                                            =============    ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
(Unaudited)
(In U.S. dollars)

                                                                        Special                   Common       Additional
                                                                   voting stock                    stock  paid-in capital
                                                        -----------------------   ----------------------  ---------------
                                                         Number of                 Number of
                                                            shares       Amount       shares      Amount           Amount
                                                        ----------   ----------   ----------  ----------  ---------------
                                                                              $                        $                $
Special voting stock (8,364,998 votes)                           1                                                104,444
Balance outstanding on April 20, 1999, date of
  reverse takeover                                                                 8,484,315       8,484          (64,407)
June 1999 - exercise of warrants - for cash                                       15,600,000      15,600          894,400
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                        ----------   ----------   ----------  ----------       ----------
Balance at June 30, 1999                                         1           --   24,084,315      24,084          934,437
August 1999, cancellation of common stock - for cash                                (600,000)       (600)         (34,400)
September 1999, capital stock units issued                                           107,800         108          538,892
October 1999, capital stock units issued - for cash                                  233,340         233          349,777
November 1999, capital stock units issued - for cash                                 333,340         334          499,676
January 2000, capital stock units issued - for cash                                  111,940         112          149,888
March 2000, capital stock units issued - for cash                                    680,106         680        1,135,098
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                        ----------   ----------   ----------  ----------       ----------
Balance at June 30, 2000                                         1           --   24,950,841      24,951        3,573,368
September 2000, capital stock units issued                                         1,087,035       1,087        1,303,355
Advance payment on capital stock units
June 2001, capital stock units issued                                             12,726,607      12,726          980,030
Foreign exchange translation adjustment
Net loss
                                                        ----------   ----------   ----------  ----------       ----------
Balance at June 30, 2001                                         1           --   38,764,483      38,764        5,856,753
Advance payment on capital stock units
Foreign exchange translation adjustment
Net loss
                                                        ----------   ----------   ----------  ----------       ----------
Balance at September 30, 2001                                    1           --   38,764,483      38,764        5,856,753
Advance payment on capital stock units
October 2001, capital stock units issued                                           1,897,260       1,898          145,410
Foreign exchange translation adjustment
Net earnings
                                                        ----------   ----------   ----------  ----------       ----------
Balance at June 30, 2002                                         1           --   40,661,743      40,662        6,002,163
Foreign exchange translation adjustment
Net loss
                                                        ----------   ----------   ----------  ----------       ----------
Balance at September 30, 2002                                    1           --   40,661,743      40,662        6,002,163
                                                        ==========   ==========   ==========  ==========       ==========



                                                                                         Deficit
                                                             Advance    Accumulated   accumulated          Total
                                                          payment on          other    during the  shareholders'
                                                       capital stock  comprehensive   development        equity
                                                               units         income         stage   (deficiency)
                                                       -------------  -------------   -----------  -------------

                                                              Amount         Amount        Amount         Amount
                                                       -------------  -------------   -----------  -------------
                                                                   $              $             $              $
Special voting stock (8,364,998 votes)                                                                   104,444
Balance outstanding on April 20, 1999, date of
  reverse takeover                                                                                       (55,923)
June 1999 - exercise of warrants - for cash                                                              910,000
Advance payment on capital stock units                       539,000                                     539,000
Foreign exchange translation adjustment                                     (26,472)                     (26,472)
Net loss                                                                                 (984,546)      (984,546)
                                                       -------------  -------------   -----------  -------------
Balance at June 30, 1999                                     539,000        (26,472)     (984,546)       486,503
August 1999, cancellation of common stock - for cash                                                     (35,000)
September 1999, capital stock units issued                  (539,000)
October 1999, capital stock units issued - for cash                                                      350,010
November 1999, capital stock units issued - for cash                                                     500,010
January 2000, capital stock units issued - for cash                                                      150,000
March 2000, capital stock units issued - for cash                                                      1,135,778
Advance payment on capital stock units                     1,304,442                                   1,304,442
Foreign exchange translation adjustment                                      50,042                       50,042
Net loss                                                                               (4,481,466)    (4,481,466)
                                                       -------------  -------------   -----------  -------------
Balance at June 30, 2000                                   1,304,442         23,570    (5,466,012)      (539,681)
September 2000, capital stock units issued                (1,304,442)
Advance payment on capital stock units                     1,091,590                                   1,091,590
June 2001, capital stock units issued                       (992,756)
Foreign exchange translation adjustment                                     (23,570)                     (23,570)
Net loss                                                                                 (587,567)      (587,567)
                                                       -------------  -------------   -----------  -------------
Balance at June 30, 2001                                      98,834             --    (6,053,579)       (59,228)
Advance payment on capital stock units                        82,982                                      82,982
Foreign exchange translation adjustment                                      41,347                       41,347
Net loss                                                                                 (225,613)      (225,613)
                                                       -------------  -------------   -----------  -------------
Balance at September 30, 2001                                181,816         41,347    (6,279,192)      (160,512)
Advance payment on capital stock units                        62,310                                      62,310
October 2001, capital stock units issued                    (147,308)
Foreign exchange translation adjustment                                     (45,528)                     (45,528)
Net earnings                                                                               44,789         44,789
                                                       -------------  -------------   -----------  -------------
Balance at June 30, 2002                                      96,818         (4,181)   (6,234,403)       (98,941)
Foreign exchange translation adjustment                                      43,515                       43,515
Net loss                                                                                  (55,861)       (55,861)
                                                       -------------  -------------   -----------  -------------
Balance at September 30, 2002                                 96,818         39,334    (6,290,264)      (111,287)
                                                       =============  =============   ===========  =============


The accompanying notes are an integral part of the consolidated financial statements.

Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
(Unaudited)
(In U.S. dollars)

                                                                                                                   For the
                                                                                                               period from
                                                                                                                1998-07-31
                                                                                Three months  Three months     (inception)
                                                                                      ended          ended         through
                                                                                 2002-09-30     2001-09-30      2002-09-30
                                                                               ------------   ------------     -----------
                                                                                          $              $               $
OPERATING ACTIVITIES
Net loss                                                                            (55,861)      (225,613)     (6,290,264)
Non-cash items
     Amortization of property, plant and equipment                                                                 930,790
     Loss on disposal of property, plant and equipment                                                              23,662
     Gain on disposal of a subsidiary                                                                           (2,293,539)
Changes in non-cash working capital items
     Accounts receivable                                                                              (500)           (318)
     Sales taxes receivable                                                                                         (9,424)
     Prepaid expenses                                                                                                 (441)
     Accounts payable                                                                  (833)        15,332       1,043,299
     Accrued liabilities                                                             13,111         86,839         398,930
                                                                               ------------   ------------     -----------
Cash flows from operating activities                                                (43,583)      (123,942)     (6,197,305)
                                                                               ------------   ------------     -----------
INVESTING ACTIVITIES
Cash position of acquired company                                                                                      263
Cash position of disposed subsidiary                                                                                  (422)
Proceeds on disposal of a subsidiary                                                                                     1
Term deposits                                                                                                      (19,712)
Advances to directors and shareholders                                                                              (6,201)
Property, plant and equipment                                                                                   (1,364,762)
Proceeds from disposal of property, plant and equipment                                                             48,042
Effect of exchange rate changes                                                                                     26,171
                                                                               ------------   ------------     -----------
Cash flows from investing activities                                                     --             --      (1,316,620)
                                                                               ------------   ------------     -----------
FINANCING ACTIVITIES
Advances to related companies                                                                                      (44,242)
Repayment of long-term debt                                                                                        (21,902)
Proceeds on interest-free demand loan from a director and shareholder                                              142,858
Proceeds on interest-free demand loan from a principal shareholder                                                  22,801
Proceeds on demand note payable                                                                                     33,800
Proceeds on short-term debt from a shareholder                                                                     802,805
Repayment of short-term debt from a shareholder                                                                    (89,883)
Issuance of preferred shares of a subsidiary company - non-controlling interest                                    285,474
Issuance of capital stock                                                                                        3,150,242
Cancellation of capital stock                                                                                      (35,000)
Advance payment on capital stock units                                                              82,982       3,080,324
Effect of exchange rate changes                                                      43,515         41,347         187,300
                                                                               ------------   ------------     -----------
Cash flows from financing activities                                                 43,515        124,329       7,514,577
                                                                               ------------   ------------     -----------
Net increase (decrease) in cash                                                         (68)           387             652
Cash, beginning of period                                                               720             43
                                                                               ------------   ------------     -----------
Cash, end of period                                                                     652            430             652
                                                                               ============   ============     ===========

SUPPLEMENTARY INFORMATION
Interest paid                                                                            --             --           3,989
                                                                               ============   ============     ===========

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

Going concern

The Company's consolidated financial statements for the three-month period ended September 30, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $55,861 for the three-month period ended September 30, 2002 and $6,290,264 in the period from July 31, 1998 (inception) through September 30, 2002. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $111,287.

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

Basis of presentation

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at September 30, 2002, results of operations and cash flows for the three-month periods ended September 30, 2002 and 2001. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2 - SUBSEQUENT EVENT

Subsequent to September 30, 2002, the Company received a $26,340 non-interest bearing demand loan from a third party.

Item 2. Management's Discussion and Analysis of Financial Position and Results of Operations

Forward Looking Statements

      This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on management's current expectations and relate to anticipated future events that are not historical facts, such as the Company's business strategies and their intended results. Although management believes that the plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, there can be no assurance that such plans, intentions or expectations will be achieved. These forward-looking statements should be read in conjunction with the cautionary statements made herein and in the Company's other publicly filed reports. A more complete (although non-exhaustive) description of the risks applicable to the Company's business is found in the section entitled "Risk Factors" in Item 6 of the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2002.

      The Company has a limited operating history and ceased all operations in October 2001 as described herein. The Company's only material financial transactions have been capital raising, including the sales of securities described in this report, paying organizational and start-up costs, and the launching and limited operation of its integrated e-commerce and financing processing solutions.

      In this report, Canadian funds are converted into United States funds at the Noon Buying Rate of US$1.00 = CDN $1.5538 as reported by the Federal Reserve Bank of New York on December 18, 2002.

Results of Operations

      As previously reported in the Company's reports filed with the Securities and Exchange Commission ("SEC"), the Company ceased all operations in October 2001. Since that time, management has devoted all its efforts to seeking new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner, or any other business combination that would generate value for the Company's stockholders and seeking additional financing for these efforts. Consequently, in this report management has not compared the financial results for the period covered by this report to the results experienced in the corresponding period of the preceding fiscal year. Management does not believe that such a comparison would provide stockholders with meaningful information.

Three-Month Period ended September 30, 2002.

General

      As previously reported, the Company reorganized its operations to focus on its proposed real-time financing services, transferred intellectual property and intercompany debt from one wholly-owned subsidiary to another, and ultimately disposed of the transferring subsidiary, and also did the following:

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

      Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by companies that have no assets or operations. As previously reported, the Company is presently seeking a suitable candidate to merge with or acquire the Company. There is no assurance that the Company will succeed in completing a business combination. The Company is not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction.

Expenses

      Operating and administrative expenses for the three-month period ending September 30, 2002 totalled $55,861.

      The most significant component of these expenses consisted of exchange loss in the amount of $41,965. The Company also incurred professional fees of $13,839 for the preparation of financial statements and legal fees incurred for the preparation of SEC filings.

      The other expenses were incurred in the normal course of business and they consist of office supplies and courier fees and interest on short-term debt and bank charges.

Net Loss

      For the three-month period ended September 30, 2002, the Company had a net loss of $55,861.

Liquidity and Capital Resources

      As previously reported, by agreement made May 22, 2001, certain of the Company's stockholders committed to invest approximately $2.3 million (Cdn. $3.5 million) on or before January 31, 2002. Of this total commitment, $658,000 (Cdn. $1.0 million) was to be invested before July 31, 2001 in consideration for 8,435,897 shares (at $0.078 per share). As of July 31, 2001, only $147,308 of the committed amount had been received

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

      At September 30, 2002, the Company had cash of $652, a working capital deficit of $111,287, an accumulated deficit of $6,290,264 and a stockholders' deficiency of $111,287. The Company requires immediate and ongoing substantial financing to continue its efforts to seek new investors, one or more purchasers for the Company or its subsidiaries, a strategic partner or a similar business combination. To the extent that funding is not available from other sources, Victor Cantore has made an oral commitment to provide the Company with additional funding as required for these purposes. However, Victor Cantore is under no legal obligation to do so.

      With respect to the above, in March, April and May 2002, the Company received $22,801 from Victor Cantore as a demand loan bearing no interest.

      On October 18, 2002, the Company received a $26,340 non-interest bearing demand loan from Luigi Tesolin.

Item 3.  Controls and Procedures

      The Company currently has no employees. The Company has evaluated its disclosure controls and procedures and has concluded that the controls and procedures are effective.

      There are no significant changes in the internal controls or other factors that could significantly affect the controls subsequent to December 20, 2002.

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

                                            PLANET411.COM INC.


Dated: December 20, 2002                    By: /s/ Victor Cantore
                                               ---------------------------------
                                               Victor Cantore
                                               President

                                CERTIFICATION PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Victor Cantore, certify that:

1.    I have reviewed this Quarterly Report on Form 10-QSB of Planet411.com;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

      c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 20, 2002            /s/ Victor Cantore
                                      ------------------------------------------
                                      Victor Cantore
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer

                                  CERTIFICATION

      The undersigned, the Principal Executive Officer and Principal Financial and Accounting Officer of Planet411.com (the "Issuer"), hereby certify that the 10-QSB for the period ended September 30, 2002 filed with the Commission on December 20, 2002 and containing certain financials statements for the quarterly period ended September 30, 2002 fully complies with the requirements of section 13(a) and 15(d) of the Securities Exchange Act of 1934 and that information contained in the 10-QSB fairly represents, in all material respects, the financial condition and results of operations of the Issuer.


By:  /s/ Victor Cantore
     ---------------------------------------------
Victor Cantore
Principal Executive Officer and
  Principal Financial and Accounting Officer
December 20, 2002