Form 10QSB/A
period 2002-09-30
PLANET411 COM INC
filed 2003-01-10
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                              Yes |X|       No |_|

      At December 20, 2002, there were 102,971,743 shares of the issuer's common stock outstanding.

           Transitional Small Business Disclosure Format (check one):

                              Yes |_|       No |X|

                                Explanatory Note

The purpose of this amendment to the Company's Quarterly Report on Form 10-QSB is solely to correct the number of shares of the Company's common equity outstanding on December 20, 2002 as disclosed on the cover page of the Form 10-QSB filed on December 20, 2002.

This amendment does not reflect events occurring after the filing of the registrant's Quarterly Report on Form 10-QSB on December 20, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-QSB, except as discussed above.

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

                                            PLANET411.COM INC.


Dated: January 9, 2003                      By: /s/ Victor Cantore
                                               ---------------------------------
                                               Victor Cantore
                                               President

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


Date: January 9, 2003                 /s/ Victor Cantore
                                      ------------------------------------------
                                      Victor Cantore
                                      Principal Executive Officer and
                                      Principal Financial and Accounting Officer

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


By:  /s/ Victor Cantore
     ---------------------------------------------
Victor Cantore
Principal Executive Officer and
  Principal Financial and Accounting Officer
January 9, 2003