Form 10QSB
period 2002-12-31
PLANET411 COM INC
filed 2003-04-08
CIK 1096555

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For  the  transition  period           to


         Commission  File  Number          0-27645
                                           -------

                               PLANET411.COM INC.
        ----------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)

     DELAWARE                                  88-0258277
-----------------------------------            --------------
(State  or  other  jurisdiction  of            (IRS  Employer
incorporation  or  organization)               Identification  No.)



8720 Dufrost, St-Leonard, Quebec, Canada       HIP  2Z5
--------------------------------------------   --------
(Address of principal executive offices)       (Zip  Code)

Issuer's  telephone  number,
 including  area code:                         (514) 325-4567


                                 NOT APPLICABLE
    --------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 31, 2002, there were 102,971,734 shares of the issuer's common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

                                 Planet 411.com Inc.
                            (A Development Stage Company)

                          Consolidated Financial Statements
                                  December 31, 2002




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
  Notes  to  Consolidated  Financial
  Statements                                                6 and 7


     Planet  411.com  Inc.
     (A  Development  Stage  Company)
     Consolidated  Balance  Sheets                                            2
     (In  U.S.  dollars)
---------------------------------------------------------------------------------------------------




                                                                           (Unaudited)
                                                                           2002-12-31   2002-06-30
                                                                          ------------  -----------
                                                                          $             $
ASSETS
  Current assets
    Cash                                                                        1,476          720
                                                                          ============  ===========

LIABILITIES
Current liabilities
    Accounts payable                                                           18,954       22,488
    Accrued liabilities                                                        63,783       54,372
    Loan payable on demand to a third party, without interest                  25,490
    Loan payable on demand to a principal shareholder, without interest        24,820       22,801
                                                                          ------------  -----------
                                                                              133,047       99,661
                                                                          ------------  -----------

SHAREHOLDERS' DEFICIENCY
Capital stock
    Special voting stock, having a par value of $0.001, holding a number of votes (8,364,998 votes) equal to the number of exchangeable shares of 3560309 Canada Inc. outstanding other than those held directly or by the Company, 1 share authorized; 1 share
    December 31, 2002 and June 30, 2002 issued and outstanding
    Preferred stock, having a par value of $0.001, 10,000,000 shares authorized; none issued
    Common stock, having a par value of $0.001, 200,000,000 shares authorized; 40,661,743 shares December 31, 2002 and June 30,
    2002 issued and outstanding                                                40,662       40,662
Additional paid-in capital                                                  6,002,163    6,002,163
Advance payment on capital stock units                                         96,818       96,818
Accumulated other comprehensive income                                         34,218       (4,181)
Deficit accumulated during the development stage                           (6,305,432)  (6,234,403)
                                                                          ------------  -----------
                                                                             (131,571)     (98,941)
                                                                          ------------  -----------
                                                                                1,476          720
                                                                          ============  ===========



                 The accompanying notes are an integral part of the
                         consolidated financial statements.



     Planet  411.com  Inc.
     (A  Development  Stage  Company)
     Consolidated  Operations                                                 3
     (Unaudited)
     (In  U.S.  dollars)
--------------------------------------------------------------------------------


                                                                                                  For the
                                                                                                period from
                                                                                                 1998-07-31
                                             Three months  Three months  Six months  Six months (inception)
                                               ended          ended       ended       ended        through
                                             2002-12-31     2001-12-31  2002-12-31  2001-12-31   2002-12-31
                                          $             $             $            $            $
                                          -----------------------------------------------------------------
  Revenue                                       -              -             -            -          18,636
  Operating and administrative expenses
    Salaries                                                                                      2,279,497
    Fringe benefits                                                                                 269,178
    Subcontracts                                                                                    803,150
    Training                                                                                         27,422
    Advertising and marketing research                                                              607,123
    Transportation                                                                                    4,522
    Promotion                                                                                        67,793
    Rent                                                          53                   (4,800)      330,128
    Web hosting and maintenance of licenses                                                         972,178
    Rental, maintenance and repairs                                                                  30,954
    Taxes and permits                                          2,500                    2,500        69,168
    Insurance                                                                                         8,317
    Office supplies and courier                   299           791           341        1,666      145,718
    Communications                                              (56)                     5,267      108,862
    Professional fees                          19,644        21,678        33,483      200,591    1,552,172
    Interest on short-term debt
    and bank charges                               33           182            48          284       70,809
    Interest on long-term debt                                                                        5,000
    Service contracts                                                                                99,608
    Travel                                                      (70)                     6,374       94,846
    Exchange loss (gain)                       (4,808)        7,646        37,157       46,455      116,710
    Loss on disposal of property, plant
    and equipment                                                                                    23,662
    Amortization of property, plant and equipment                                                   930,790
                                          -----------------------------------------------------------------

                                               15,168        32,724        71,029      258,337    8,617,607
                                          -----------------------------------------------------------------

Loss before gain on disposal of a subsidiary   15,168        32,724        71,029      258,337    8,598,971
                                          -----------------------------------------------------------------

  Gain on disposal of a subsidiary                                                                2,293,539
  Net loss                                     15,168        32,724        71,029      258,337    6,305,432
  Other comprehensive income
    Foreign exchange translation adjustment    (5,116)        6,568        38,399       47,915       34,218
  Comprehensive loss                           20,284        26,156        32,630      210,422    6,271,214
                                          =================================================================
  Basic and diluted loss per share              -              -             -            0.01         0.19
                                          =================================================================

  Weighted average number of
  outstanding shares of
  common stock (the special voting
  stock considered as
  8,364,998 shares of common stock)        49,026,741    49,006,119    49,026,741   48,067,800   34,034,263
                                          =================================================================


                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                                                                             4
Planet 411.com Inc.
(A Development Stage Company)
Consolidated Changes in Shareholders' Equity (Deficiency)
(Unaudited)
(In U.S. dollars)


                                                                      Additional
                                 Special                Common           paid-in
                              voting stock               stock           capital
                         --------------------  --------------------- ----------
                         Number of
                           shares      Amount     shares     Amount      Amount
                         --------  ----------  ----------  --------- ----------
                                            $                     $           $
Special voting stock
 (8,364,998 votes)              1                                       104,444
Balance outstanding
 on April 20, 1999,
 date of reverse
 takeover                                       8,484,315      8,484    (64,407)
June 1999 exercise of
 warrants for cash                             15,600,000     15,600    894,400
Advance payment on
 capital stock units
Foreign exchange
 translation adjustment
  Net loss
                         --------  ----------  ----------  ---------- ----------

Balance at June 30, 1999        1          -   24,084,315     24,084    934,437
August 1999, cancellation
 of common stock for cash                        (600,000)      (600)   (34,400)
September 1999, capital
 stock units issued                               107,800        108    538,892
October 1999, capital
 stock units issued
 for cash                                         233,340        233    349,777
November 1999, capital
 stock units issued
 for cash                                         333,34         334    499,676
January 2000, capital
 stock units issued
 for cash                                         111,940        112    149,888
March 2000, capital
 stock units issued
 for cash                                         680,106        680  1,135,098
Advance payment on
 capital stock units
Foreign exchange
 translation adjustment
  Net loss
                         --------  ----------  ----------  ---------- ----------

Balance at June 30, 2000        1          -   24,950,841     24,951  3,573,368
September 2000, capital
 stock units issued                             1,087,035      1,087  1,303,355
Advance payment on
 capital stock units
June 2001, capital
 stock units issued                            12,726,607     12,726    980,030
Foreign exchange
 translation adjustment
Net loss
                         --------  ----------  ----------  ---------- ----------

Balance at June 30, 2001        1          -   38,764,483     38,764  5,856,753
Advance payment on
 capital stock units
October 2001, capital
 stock units issued                             1,897,260      1,898    145,410
Foreign exchange
 translation adjustment
Net loss
                         --------  ----------  ----------  ---------- ----------

Balance at December
 31, 2001                       1          -   40,661,743     40,662  6,002,163
Foreign exchange
 translation adjustment
Net earnings
                         --------  ----------  ----------  ---------- ----------

Balance at June 30, 2002        1          -   40,661,743     40,662  6,002,163
Foreign exchange
 translation adjustment
Net loss
                         --------  ----------  ----------  ---------- ----------
Balance at December
 31, 2002                       1          -   40,661,743     40,662  6,002,163
                         ========  ==========  ==========  ========== ==========



                                Advance                     Deficit      Total
                             payment on   Accumulated   accumulated     share-
                                capital         other    during the    holders'
                                  stock  comprehensive  development     equity
                                  units         income        stage (deficiency)
                            -----------  -------------  ----------- ------------
                                Amount         Amount       Amount      Amount


                            -----------  -------------  ----------- ------------
                                     $              $            $            $
Special voting stock
 (8,364,998 votes)                                                      104,444
Balance outstanding
 on April 20, 1999,
 date of reverse
 takeover                                                               (55,923)
June 1999 exercise of
 warrants for cash                                                      910,000
Advance payment on
 capital stock units           539,000                                  539,000
Foreign exchange
 translation adjustment                       (26,472)                  (26,472)
Net loss                                                  (984,546)    (984,546)
                            -----------  -------------  ----------- ------------

Balance at June 30, 1999       539,000        (26,472)    (984,546)     486,503
August 1999, cancellation
 of common stock for cash                                               (35,000)
September 1999, capital
 stock units issued           (539,000)
October 1999, capital
 stock units issued
 for cash                                                               350,010
November 1999, capital
 stock units issued
 for cash                                                               500,010
January 2000, capital
 stock units issued
 for cash                                                               150,000
March 2000, capital stock
 units issued for cash                                                1,135,778
Advance payment on
 capital stock units         1,304,442                                1,304,442
Foreign exchange
 translation adjustment                        50,042                    50,042
Net loss                                                (4,481,466)  (4,481,466)
                            -----------  -------------  ----------- ------------

Balance at June 30, 2000     1,304,442         23,570   (5,466,012)    (539,681)
September 2000, capital
 stock units issued         (1,304,442)
Advance payment on
 capital stock units         1,091,590                                1,091,590
June 2001, capital stock
 units issued                 (992,756)
Foreign exchange
 translation adjustment                       (23,570)                  (23,570)
Net loss                                                  (587,567)    (587,567)
                            -----------  -------------  ----------- ------------

Balance at June 30, 2001        98,834              -   (6,053,579)     (59,228)
Advance payment on
 capital stock units           145,292                                  145,292
October 2001, capital
 stock units issued           (147,308)
Foreign exchange
 translation adjustment                        47,915                    47,915
Net loss                                                  (258,337)    (258,337)
                            -----------  -------------  ----------- ------------

Balance at December
 31, 2001                       96,818         47,915   (6,311,916)    (124,358)
Foreign exchange
 translation adjustment                      (52,096)                   (52,096)
Net earnings                                                77,513       77,513
                            -----------  -------------  ----------- ------------

Balance at June 30, 2002        96,818        (4,181)   (6,234,403)     (98,941)
Foreign exchange
 translation adjustment                       38,399                     38,399
Net loss                                                   (71,029)     (71,029)
                            -----------  -------------  ----------- ------------

Balance at December
 31, 2002                       96,818        34,218    (6,305,432)    (131,571)
                            ===========  =============  =========== ============

                                                                             5
Planet 411.com Inc.
(A Development Stage Company)
Consolidated Cash Flows
(Unaudited)
(In U.S. dollars)
--------------------------------------------------------------------------------


                                                                         For the
                                                                     period from
                                                                      1998-07-31
                                          Six months    Six months   (inception)
                                               ended         ended       through
                                          2002-12-31    2001-12-31    2002-12-31
                                         ------------  ------------  -----------
                                                   $             $            $
OPERATING ACTIVITIES
Net loss                                     (71,029)     (258,337)  (6,305,432)
Non-cash items
  Amortization of property, plant
   and equipment                                                        930,790
  Loss on disposal of property,
   plant and equipment                                                   23,662
  Gain on disposal of a subsidiary                                   (2,293,539)
Changes in non-cash working capital items
  Accounts receivable                                        1,248         (318)
  Sales taxes receivable                                                 (9,424)
  Prepaid expenses                                                         (441)
  Accounts payable                            (3,534)       13,713    1,040,598
  Accrued liabilities                          9,411        51,839      395,230
                                         ------------  ------------  -----------
Cash flows from operating activities         (65,152)     (191,537)  (6,218,874)
                                         ------------  ------------  -----------
INVESTING ACTIVITIES
Cash position of acquired company                                           263
Cash position of disposed subsidiary                                       (422)
Proceeds on disposal of a subsidiary                                          1
Term deposits                                                           (19,712)
Advances to directors and shareholders                                   (6,201)
Property, plant and equipment                                        (1,364,762)
Proceeds from disposal of property,
 plant and equipment                                                     48,042
Effect of exchange rate changes                                          26,171
                                         ------------  ------------  -----------
Cash flows from investing activities               -             -   (1,316,620)
                                         ------------  ------------  -----------
FINANCING ACTIVITIES
Advances to related companies                                           (44,242)
Repayment of long-term debt                                             (21,902)
Proceeds on interest-free demand
 loan from a third party                      25,490                     25,490
Proceeds on interest-free demand loan
 from a director and shareholder               2,019                    144,877
Proceeds on interest-free demand loan
 from a principal shareholder                                            22,801
Proceeds on demand note payable                                          33,800
Proceeds on short-term debt from
 a shareholder                                                          802,805
Repayment of short-term debt from
 a shareholder                                                          (89,883)
Issuance of preferred shares of a
 subsidiary company non-controlling
 interest                                                               285,474
Issuance of capital stock                                             3,150,242
Cancellation of capital stock                                           (35,000)
Advance payment on capital stock units                     145,292    3,080,324
Effect of exchange rate changes               38,399        47,915      182,184
                                         ------------  ------------  -----------
Cash flows from financing activities          65,908       193,207    7,536,970
                                         ------------  ------------  -----------
Net increase in cash                             756         1,670        1,476
Cash, beginning of period                        720            43
                                         ------------  ------------  -----------
Cash, end of period                            1,476         1,713        1,476
                                         ============  ============  ===========

SUPPLEMENTARY INFORMATION
Interest paid                                      -             -        3,989
                                         ============  ============  ===========



                 The accompanying notes are an integral part of the
                         consolidated financial statements.

                                                                             6
Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
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

The sale price of $922,448 (C$1,400,000) was paid by 3883884 Canada Inc. by assuming an equivalent amount of debt that 9066-4871 Qubec Inc. owed to the Company. 3883884 Canada Inc. also granted a use and marketing license to 9066-4871 Qubec Inc. with no royalty payable for the first two years and one percent revenue-based royalty to be paid quarterly to 3883884Canada Inc. thereafter.

Immediately after the transfer of intellectual property described above, the Company sold 9066-4871 Qubec Inc. to a third party for $1. The sold assets and operations represented substantially all of the operating assets and activities of the Company and as such have not been disclosed as discontinued operations.

                                                                             7
Planet 411.com Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)
(In U.S. dollars)
--------------------------------------------------------------------------------


1  -  NATURE OF OPERATIONS AND GOING CONCERN (Continued)

Going concern

The Company's consolidated financial statements for the three-month period ended December31, 2002 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $71,029 for the six-month period ended December 31, 2002 and $6,305,432 in the period from July31, 1998 (inception) through December 31, 2002. In addition, the Company has a shareholders' deficiency and a working capital deficiency of $131,571.

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

Basis of presentation

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at December 31, 2002, results of operations for the six and three-month periods and cash flows for the six-month periods ended December 31, 2002 and 2001. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the six and three-month periods ended December31, 2002 are not necessarily indicative of the results to be expected for the full year.


2  -  SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company issued 52,000,000 shares of the Company's common stock for $52,000 to a principal shareholder of the Company. Concurrently, the Company issued 10,310,000 shares of the Company's common stock for $10,310 to the brother of the principal shareholder. At December 31, 2002, the $52,000 and $10,310 are included in advance payment on capital stock units.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operations

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports the Company files with the SEC, including the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

OVERVIEW

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

THREE-MONTH  PERIOD  ENDED  DECEMBER  31,  2002.

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

Expenses

      Operating and administrative expenses were $15,168 for the three-month period ended December 31, 2002.

      The most significant component of these expenses consisted of professional fees in the amount of $19,644. The other expenses were incurred in the normal course of business and they consist of office supplies and courier fees and interest on short-term debt and bank charges. The company did incur an exchange gain of $4,808 for the three-month period ended December 31, 2002.

Net  Loss

      For the three-month period ended December 31, 2002, the Company had a net loss of $15,168.

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

      At December 31, 2002, the Company had cash of $1,476, a working capital deficit of $131,571, and an accumulated deficit of $6,305,432. The Company requires immediate and ongoing substantial financing to continue its efforts to seek new investors, one or more purchasers for the Company or its subsidiaries, a strategic partner or a similar business combination. To the extent that funding is not available from other sources, Victor Cantore has made an oral commitment to provide the Company with additional funding as required for these purposes. However, Victor Cantore is under no legal obligation to do so.

With respect to the above, between March and December 2002, the Company received $24,820 from Victor Cantore as a demand loan bearing no interest.

      On October 18, 2002, the Company received a $25,490 non-interest bearing demand loan from Luigi Tesolin.

      The company has not received any additional financing in the three-month period ended December 31, 2002.



ITEM  3.     CONTROLS  AND  PROCEDURES.

      As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.




                           PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings

     None.

Item  2.          Changes  in  Securities

     None.

Item  3.          Defaults  upon  Senior  Securities

     None.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders

     None.

Item  5.          Other  Information

     None.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit Number                      Description of Exhibit
--------------------------------------------------------------------------------

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------


(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET411.COM  INC.


By:  /s/ Victor  Cantore
     ___________________________________
     Victor  Cantore,  President
     Director
     Date:     April  4,  2003

                                 CERTIFICATIONS

I,  VICTOR  CANTORE,  of  Planet411.com  Inc.  (the "Registrant"), certify that;

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date    April  4,  2003
                             /s/ Victor  Cantore
                             ___________________________________
                                   (Signature)

                             Chief Executive Officer and
                             Chief Financial Officer
                             ___________________________________
                                   (Title)