Form 10QSB
period 2003-03-31
PLANET411 COM INC
filed 2003-05-20
CIK 1096555

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period                     to


          Commission  File  Number          0-27645
                                            -------

                               PLANET411.COM INC.
               __________________________________________________
        (Exact name of small Business Issuer as specified in its charter)

     DELAWARE                                  88-0258277
--------------------------------               --------------------
(State or other jurisdiction of                (IRS  Employer
incorporation  or  organization)               Identification  No.)




8720  Dufrost,  St-Leonard,  Quebec,  Canada   HIP  2Z5
--------------------------------------------   -----------------
(Address  of  principal  executive  offices)   (Zip  Code)

Issuer's  telephone  number,
  including  area code:                        (514) 325-4567
                                               --------------

                                 NOT APPLICABLE
      _____________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [    ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At March 31, 2003, there were 102,971,734 shares of the issuer's common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending June 30, 2003.


GENERAL

The Company's unaudited financial statements included with this Form 10-QSB are as follows:

     a.   Consolidated  Balance  Sheets;
     b.   Consolidated  Operations;
     c.   Consolidated  Changes  in  Shareholders'  Deficiency;
     d.   Consolidated  Cash  Flows;
     e.   Notes  to  Consolidated  Financial Statements.

                                 Planet 411.com Inc.
                            (A Development Stage Company)

                          Consolidated Financial Statements
                                  March 31, 2003




     Financial  Statements
          Consolidated Balance Sheets                                    2
          Consolidated Operations                                        3
          Consolidated  Changes  in  Shareholders'
          Deficiency                                                     4
          Consolidated Cash Flows                                        5
          Notes  to  Consolidated  Financial
          Statements                                                  6 and 7



                                                                              2

     Planet  411.com  Inc.
     (A  Development  Stage  Company)
     Consolidated  Balance  Sheets
     (Unaudited)
     (In  U.S.  Dollars)
================================================================================



                                       (Unaudited)
                                       2003-03-31      2002-06-30
                                       --------------------------

                                       $              $
  ASSETS
  Current assets
    Cash                                    1,488           720
                                          ======================
  LIABILITIES
  Current liabilities
    Accounts payable                       20,372        22,488
    Accrued liabilities                    43,684        54,372
    Loan payable on demand to
    a third party, without interest        25,490
    Loan payable on demand to a principal
    shareholder, without interest          57,924        22,801
                                       -------------------------

                                          147,470        99,661
                                       -------------------------

  SHAREHOLDERS' DEFICIENCY
  Capital stock
    Special voting stock, having a
    par value of $0.001, holding a number
    of votes (8,364,998 votes) equal to the
    number of exchangeable
    shares of 3560309 Canada Inc.
    outstanding other than
    those held directly
    or by the Company,
    1 share authorized; 1 share March 31,
    2003 and June30, 2002
    issued and outstanding
    Preferred stock, having a par value
    of $0.001, 10,000,000shares
    authorized; none issued
    Common stock, having a par value
    of $0.001, 200,000,000shares
    authorized; 102,971,743 shares
    March 31, 2003 and 40,661,743
    shares June 30, 2002 issued and
   outstanding                            102,972        40,662
  Additional paid-in capital            6,002,163     6,002,163
  Advance payment on capital
   stock units                             34,508        96,818
  Accumulated other comprehensive
   income                                 (39,956)       (4,181)
  Deficit accumulated during the
   development stage                   (6,245,669)   (6,234,403)
                                       -------------------------
                                         (145,982)      (98,941)
                                       -------------------------

                                            1,488           720
                                       =========================
================================================================================


The accompanying notes are an integral part of the consolidated financial statements.


                                                                               3
     Planet  411.com  Inc.
     (A  Development  Stage  Company)
     Consolidated  Operations
     (Unaudited)
     (In  U.S.  dollars)
================================================================================


                                                                                                  For the
                                                                                                period from
                                                                                                 1998-07-31
                                             Three months  Three months Nine months Nine months (inception)
                                               ended          ended       ended       ended        through
                                             2003-03-31     2002-03-31  2003-03-31  2002-03-31   2003-03-31
                                      --------------------------------------------------------------------
                                          $              $             $            $           $
  Revenue                                       -             -             -              -       18,636
                                      --------------------------------------------------------------------

  Operating and administrative expenses
    Salaries                                                                                     2,279,497
    Fringe benefits                                                                                269,178
    Subcontracts                                                                                   803,150
    Training                                                                                        27,422
    Advertising and marketing research                                                             607,123
    Transportation                                                                                   4,522
    Promotion                                                                                       67,793
    Rent                                        993            33          993        (4,767)      331,121
    Web hosting and maintenance of licenses                                                        972,178
    Rental, maintenance and repairs                                                                 30,954
    Taxes and permits                                       4,175                      6,675        69,168
    Insurance                                                                                        8,317
    Office supplies and courier                               35           341         1,701       145,718
    Communications                                           (34)                      5,231       108,862
    Professional fees                       10,680         14,132       44,163       214,726     1,562,852
    Interest on short-term debt
     and bank charges                          199            29           247           313        71,008
    Interest on long-term debt                                                                       5,000
    Service contracts                                                                               99,608
    Travel                                                   (44)                      6,330        94,846
    Exchange loss (gain)                   (71,635)       (1,195)      (34,478)       45,259        45,075
    Loss on disposal of property,
     plant and equipment                                                                            23,662
    Amortization of property, plant
     and equipment                                                                                 930,790
                                      --------------------------------------------------------------------
                                          (59,763)        17,131       11,266       275,468      8,557,844
                                      --------------------------------------------------------------------
  Loss before gain on disposal
   of a subsidiary                        (59,763)       17,131        11,266       275,468      8,539,208
  Gain on disposal of a subsidiary                                                               2,293,539
                                      --------------------------------------------------------------------
  Net loss (gain)                         (59,763)       17,131        11,266       275,468      6,245,669
  Other comprehensive income
    Foreign exchange translation
     adjustment                           (74,174)       (2,250)      (35,775)       45,665       (39,956)
                                      --------------------------------------------------------------------

  Comprehensive loss                       14,411        19,381        47,041       229,803      6,285,625
                                      ====================================================================
  Basic and diluted loss per share              -             -             -          0.01          0.17
                                      ====================================================================

  Weighted average number of
  outstanding shares of common stock
  (the special voting stock considered
  as 8,364,998 shares of common stock)   103,028,741   49,026,741   66,764,624    48,382,780   37,676,200
                                      ====================================================================

==========================================================================================================


The accompanying notes are an integral part of the consolidated financial statements.

                                                                               4
     Planet  411.com  Inc.
     (A  Development  Stage  Company)
     Consolidated  Changes in Shareholders' Deficiency
     (Unaudited)
     (In  U.S.  dollars)
================================================================================


                                                                           Additional
                                       Special                 Common      paid-in
                                       voting stock            stock       capital
--------------------------------------------------------------------------------
                           Number of              Number of
                           shares      Amount     shares        Amount     Amount
--------------------------------------------------------------------------------
                                       $                       $          $
Special voting stock
  (8,364,998 votes)          1                                                104,444

  Balance outstanding on
   April 20, 1999,
   date of reverse takeover                         8,484,315      8,484      (64,407)

  June 1999 exercise of
    warrants for cash                              15,600,000     15,600      894,400
  Advance payment on
   capital stock units
  Foreign exchange
   translation adjustment
  Net loss
                        --------------------------------------------------------------
  Balance at June 30, 1999   1           -         24,084,315     24,084     934,437
  August 1999, cancellation
   of common stock for cash                          (600,000)      (600)    (34,400)
  September 1999, capital
   stock units issued                                 107,800        108     538,892
  October 1999, capital stock
   units issued for cash                              233,340        233     349,777
  November 1999, capital stock
   units issued for cash                              333,340        334     499,676
  January 2000, capital stock
   units issued for cash                              111,940        112     149,888
  March 2000, capital stock
   units issued for cash                              680,106        680   1,135,098
  Advance payment on capital
   stock units
  Foreign exchange
   translation adjustment
  Net loss
                        --------------------------------------------------------------
  Balance at June 30, 2000   1           -         24,950,841     24,951   3,573,368
  September 2000, capital
   stock units issued                               1,087,035      1,087   1,303,355
  Advance payment on
   capital stock units
  June 2001, capital
   stock units issued                              12,726,607     12,726     980,030
  Foreign exchange
   translation adjustment
  Net loss
                        --------------------------------------------------------------
  Balance at June 30, 2001   1           -         38,764,483     38,764   5,856,753
  Advance payment on
   capital stock units
  October 2001, capital
    stock units issued                              1,897,260      1,898     145,410
  Foreign exchange
   translation adjustment
  Net loss
                        --------------------------------------------------------------
  Balance at March 31, 2002  1           -         40,661,743     40,662   6,002,163
  Foreign exchange
   translation adjustment
  Net earnings
                        --------------------------------------------------------------
  Balance at June 30, 2002   1           -         40,661,743     40,662   6,002,163

  January 2003, capital
   stock units issued                              62,310,000     62,310
  Foreign exchange
   translation adjustment
  Net loss
                        --------------------------------------------------------------
  Balance at March 31, 2003  1           -        102,971,743    102,972   6,002,163
                            ==========================================================
======================================================================================



The accompanying notes are an integral part of the consolidated financial statements.



                                                                          Deficit
                                             Advance       Accumulated    accumulated     Total
                                             payment on     other         during the      shareholders'
                                             capital        compre-       developmemt     equity
                                             stock          hensive
                                             units          income        stage           (deficiency)
                                          ---------------------------------------------------------------
                                             Amount        Amount         Amount          Amount
                                          ---------------------------------------------------------------
                                             $            $             $               $
  Special voting stock
  (8,364,998 votes)                                                                          104,444
  Balance outstanding on
   April 20, 1999, date
   of reverse takeover                                                                       (55,923)
  June 1999 exercise of
   warrants for cash                                                                         910,000
  Advance payment on
   capital stock units                         539,000                                       539,000
  Foreign exchange
   translation adjustment                                    (26,472)                        (26,472)
  Net loss                                                                  (984,546)       (984,546)


                                          ---------------------------------------------------------------
  Balance at June 30, 1999                     539,000       (26,472)       (984,546)        486,503
  August 1999, cancellation
   of common stock for cash                                                                  (35,000)
  September 1999, capital
   stock units issued                          (539,000)
  October 1999, capital stock
   units issued for cash                                                                     350,010
  November 1999, capital stock
   units issued for cash                                                                     500,010
  January 2000, capital stock
   units issued for cash                                                                     150,000
  March 2000, capital stock
   units issued for cash                                                                   1,135,778
  Advance payment on capital
   stock units                                1,304,442                                    1,304,442
  Foreign exchange
   translation adjustment                                     50,042                          50,042
  Net loss                                                               (4,481,466)      (4,481,466)
                                          ---------------------------------------------------------------
  Balance at June 30, 2000                    1,304,442       23,570     (5,466,012)        (539,681)
  September 2000, capital
   stock units issued                        (1,304,442)
  Advance payment on
   capital stock units                        1,091,590                                    1,091,590
  June 2001, capital
   stock units issued                          (992,756)
  Foreign exchange
   translation adjustment                                    (23,570)                        (23,570)
  Net loss                                                                 (587,567)        (587,567)
                                          ---------------------------------------------------------------
  Balance at June 30, 2001                       98,834           -      (6,053,579)         (59,228)
  Advance payment on
   capital stock units                          145,292                                      145,292
  October 2001, capital
   stock units issued                          (147,308)
  Foreign exchange
   translation adjustment                                     45,665                          45,665
  Net loss                                                                 (275,468)        (275,468)
                                          ---------------------------------------------------------------
  Balance at March 31, 2002                      96,818       45,665     (6,329,047)        (143,739)
  Foreign exchange
   translation adjustment                                    (49,846)                        (49,846)
  Net earnings                                                               94,644           94,644
                                          ---------------------------------------------------------------
  Balance at June 30, 2002                       96,818       (4,181)    (6,234,403)         (98,941)
  January 2003, capital
   stock units issued                           (62,310)
  Foreign exchange
   translation adjustment                                    (35,775)                        (35,775)
  Net loss                                                                  (11,266)         (11,266)
                                          ---------------------------------------------------------------
  Balance at March 31, 2003                      34,508      (39,956)    (6,245,669)        (145,982)
                                          ===============================================================
=========================================================================================================

                  The accompanying notes are an integral part of
                      the consolidated financial statements.


     Planet  411.com  Inc.
     (A  Development  Stage  Company)
     Consolidated  Cash  Flows
     (Unaudited)
     (In  U.S.  Dollars)
================================================================================


                                                                         For the
                                                                     period from
                                                                      1998-07-31
                                         Nine months   Nine months   (inception)
                                               ended         ended       through
                                          2003-03-31    2002-03-31    2003-12-31
                                         ---------------------------------------
                                                   $             $            $
OPERATING ACTIVITIES
Net loss                                   (11,266)     (275,468)   (6,245,669)
Non-cash items
    Amortization of property, plant
    and equipment                                                      930,790
    Loss on disposal of property,
    plant and equipment                                                 23,662
    Gain on disposal of a subsidiary                                (2,293,539)
    Changes in non-cash working capital items
      Accounts receivable                                  2,507          (318)
      Sales taxes receivable                                            (9,424)
      Prepaid expenses                                                    (441)
      Accounts payable                      (2,116)       17,878     1,042,016
      Accrued liabilities                  (10,688)       59,790       375,131
                                         ---------------------------------------
  Cash flows from operating activities     (24,070)     (195,293)   (6,177,792)
                                         ---------------------------------------
  INVESTING ACTIVITIES
  Cash position of acquired company                                        263
  Cash position of disposed subsidiary                                    (422)
  Proceeds on disposal of a subsidiary                                       1
  Term deposits                                                        (19,712)
  Advances to directors and shareholders                                (6,201)
  Property, plant and equipment                                     (1,364,762)
  Proceeds from disposal of property,
   plant and equipment                                                  48,042
  Effect of exchange rate changes                                       26,171
                                         ---------------------------------------
  Cash flows from investing activities            -            -    (1,316,620)
                                         ---------------------------------------

  FINANCING ACTIVITIES
  Advances to related companies                                        (44,242)
  Repayment of long-term debt                                          (21,902)
  Proceeds on interest-free demand
   loan from a third party                  25,490                      25,490
  Proceeds on interest-free demand
   loan from a director and shareholder                                142,858
  Proceeds on interest-free demand
   loan from a principal shareholder        35,123         4,338        57,924
  Proceeds on demand note payable                                       33,800
  Proceeds on short-term debt from
   a shareholder                                                       802,805
  Repayment of short-term debt from
   a shareholder                                                       (89,883)
  Issuance of preferred shares of a
   subsidiary company non-controlling interest                         285,474
  Issuance of capital stock                                          3,150,242
  Cancellation of capital stock                                        (35,000)
  Advance payment on capital stock units                 145,292     3,080,324
  Effect of exchange rate changes          (35,775)       45,665       108,010
                                         ---------------------------------------
  Cash flows from financing activities      24,838       195,295     7,495,900
                                         ---------------------------------------
  Net increase in cash                         768             2         1,488
  Cash, beginning of period                    720            43
                                         ---------------------------------------
  Cash, end of period                        1,488            45         1,488
                                         =======================================



SUPPLEMENTARY INFORMATION
Interest paid                                    -             -         3,989
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

1    -  NATURE  OF  OPERATIONS  AND  GOING-CONCERN

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

The sale price of $922,448 (CA$1,400,000) was paid by 3883884 Canada Inc. by assuming an equivalent amount of debt that 9066-4871 Qubec Inc. owed to the Company. 3883884 Canada Inc. also granted a use and marketing license to 9066-4871 Qubec Inc. with no royalty payable for the first two years and one percent revenue-based royalty to be paid quarterly to 3883884Canada Inc. thereafter.

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

1    -  NATURE  OF  OPERATIONS  AND  GOING-CONCERN  (Continued)

Going-concern

The Company's consolidated financial statements for the three-month period ended March31, 2003 have been prepared on a going-concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has incurred net losses of $11,266 for the nine-month period ended March 31, 2003 and $6,245,669 in the period from July31, 1998 (inception) through March 31, 2003. In addition, the Company has a shareholders deficiency and a working capital deficiency of $145,982.

On October 16, 2001, the Company announced that due to a lack of funding, they were unable to implement their new business plan and were ceasing operations, effective immediately. The Company also announced that the remaining employees, officers and directors had resigned, effective upon the filing of a current report with the Securities and Exchange Commission.

These factors raise substantial doubt about the Company's ability to continue as a going-concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is presently seeking a suitable candidate with whom to merge or whom will purchase the Company as a "public shell", in an effort to get some value for the Company's shareholders.

Basis  of  presentation

The financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the Company's financial position as at March 31, 2003, results of operations for the nine and three-month periods and cash flows for the nine-month periods ended March 31, 2003 and 2002. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-K. The results of operations for the nine and three-month periods ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2    -  RELATED  PARTY  TRANSACTIONS

Included in consolidated operations are rent of $993 and professional fees of $24,000 charged to the Company by a principal shareholder. These transactions were carried out in the normal course of business and are measured at the exchange amount.

3    -  SUBSEQUENT  EVENT

On April 16, 2003, the Company received a $13,626 non-interest bearing demand loan from a third party.

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

OVERVIEW

We have a limited operating history and ceased all operations in October 2001 as described in our previous filings and in note 1 of the Notes to Consolidated Financial Statements, above. Our only material financial transactions have been capital raising and paying organizational and start-up costs.

RESULTS  OF  OPERATIONS  FOR  THREE  MONTH  PERIOD  ENDING  MARCH  31,  2003

As previously reported in our reports filed with the Securities and Exchange Commission ("SEC"), we ceased all operations in October 2001. Since that time, management has devoted all its efforts to seeking new investors, one or more purchasers for the Company or any of its subsidiaries, a strategic partner, or any other business combination that would generate value for the our stockholders and seeking additional financing for these efforts. Consequently, in this report management has not compared the financial results for the period covered by this report to the results experienced in the corresponding period of the preceding fiscal year. Management does not believe that such a comparison would provide stockholders with meaningful information.

General

On October 16, 2001, we ceased operations due to lack of funding required to implement our new business plan. The remaining employees, officers and directors resigned on October 16, 2001. In addition, the outsourcing agreement between the Company and Gresham Financial Services LLC terminated at that time. As a result, we now have no operations and very limited assets.

We do not expect to conduct any product research and development over the course of the next twelve months. We do not expect to purchase or sell any plant or significant equipment over the next twelve months. We do not expect to hire any employees over the next twelve months.

Any evaluation of the Company, its financial condition and its historical earnings must be made in light of the risks frequently encountered by companies that have no assets or operations. As previously reported, we are presently seeking a suitable candidate to merge with or to acquire us. There is no assurance that we will succeed in completing such a business combination. We are not currently a party to any understandings or agreements regarding an acquisition, merger or similar business combination or transaction.

Expenses

Operating and administrative expenses for the three-month period ended March 31, 2003 was a gain of $59,763, compared to operating expenses of $17,131 for the same three month period in the previous year. The gain in operating and administrative expenses for the three month period ended March 31, 2003 was attributable to an exchange gain in the amount of $71,635. For the period from inception through March 31, 2003, we have incurred an exchange loss of $45,075.

The most significant component of these expenses consisted of professional fees in the amount of $10,680. The other expenses were incurred in the normal course of business and they consist of rent and interest on short-term debt and bank charges. The company did incur an exchange gain of $71,635 for the three-month period ended March 31, 2003.

Net  Loss

For the three-month period ended March 31, 2003, the Company had a net gain of $59,763, compared to a net loss of $17,131 for the same three month period in the previous year.

Liquidity  and  Capital  Resources

At March 31, 2003, we had cash of $1,488 and a working capital deficit of $145,982. On March 31, 2003, we had an accumulated shareholders deficit of $6,245,669. We anticipate that our current cash reserves will not be sufficient to satisfy our needs over the next twelve months. We require immediate and ongoing substantial financing to continue our efforts to seek new investors, one or more purchasers for us or our subsidiaries, a strategic partner or a similar business combination. To the extent that the necessary funding is not available from other sources, Victor Cantore has made an oral commitment to provide us with additional funding as required for these purposes. However, Victor Cantore is under no legal obligation to do so.


The company has not received any additional financing in the three-month period ended March 31, 2003.

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

Item  5.          Other  Information

     None.

Item  6.          Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K


Exhibit
Number     Description of Exhibit
--------------------------------------------------------------------------------
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

          We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET411.COM  INC.


By:  /s/ Victor  Cantore
     ___________________________________
     Victor  Cantore,  President,  Chief  Executive  Officer,
     Chief  Financial Officer, Director
     Date:     May  20,  2003

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


Date   May  20,  2003               /s/ Victor  Cantore
                                   ___________________________________
                                   (Signature)
                                   Victor  Cantore
                                   Chief Executive Officer and
                                   Chief Financial Officer