Form 10KSB
period 2004-06-30
PLANET411 COM INC
filed 2005-03-08
CIK 1096555

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒   COMPREHENSIVE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended June 30, 2003 and June 30, 2004
and the quarterly periods ended September 30, 2003, December 31, 2003, and March 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐ For the transition period from _________________ to __________________

Commission file number: 000-27645

Planet411.com Inc.
(Exact name of Registrant as specified in its charter)

                                      Delaware                                                                                                                                                                                                 88-0258277
(State or other jurisdiction of incorporation or organization)                                                                                                                              (I.R.S. Employer Identification No.)

8720 Dufrost
St. Leonard, Quebec, Canada H1P 2Z5
(Address of principal executive offices)

(514) 325-4567
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes          No __X___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$101,943 as of June 30, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
102,971,743 Common Shares as of June 30, 2004

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Business Development

Our predecessor was originally incorporated as a Nevada corporation on April 23, 1990 under the name Investor Club of the United States. Our predecessor changed its name several times since it filed its articles of incorporation. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect the company’s current business objectives.

We were incorporated under the laws of the State of Delaware on July 13, 1999 under the name Planet411.com Inc. Planet411.com Corporation was merged into and with Planet411.com Inc. on October 6, 1999.

Description of Business

Our most recent business plan focused on developing and marketing a real-time financial processing services solution for various retailers who primarily sold goods on the Internet, over the phone, or by mail. This proposed service which we intended to develop would have enabled retailers through the use of the Internet to process their consumers' loans and to complete their sales with financing in "real-time."

Due to our inability to secure funding, we were unable to implement this business plan. As a result, we ceased operations on October 16, 2001.

In September 2002, we issued 52,000,000 shares of our common stock at the price of $0.001 per share for total proceeds of $52,000 to Mr. Victor Cantore. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

Employees

We currently have no employees other than our sole officer and director, Victor Cantore.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our office is located at 8720 Dufrost Street, Leonard, Quebec, Canada H1P 2Z5. Our phone number at that address is (514) 325-4567.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Trademarks and Intellectual Property

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Research and Development

We have incurred no research or development expenditures during the fiscal years ended June 30, 2003 or 2004.

ITEM 2: DESCRIPTION OF PROPERTY

We do not own or lease any real estate property. Our offices are located at 8720 Dufrost, St. Leonard, Quebec, Canada H1P 2Z5. The real estate we occupy is provided by our sole officer and director at no cost.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which our sole officer or director or any beneficial holder of 5% or more of our voting securities is adverse to us or has a material interest adverse to us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote at a meeting or otherwise during the fiscal years ended June 30, 2003 or 2004.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the Pink Sheets under the symbol “PFOO.PK.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending June 30, 2004
Quarter Ended	High $	Low $
September 30, 2003	0.001	0.001
December 31, 2003	0.001	0.0001
March 31, 2004	0.001	0.0001
June 30, 2004	0.002	0.0001

Fiscal Year Ending June 30, 2003
Quarter Ended	High $	Low $
September 30, 2002	0.006	0.001
December 31, 2002	0.01	0.0001
March 31, 2003	0.0001	0.0001
June 30, 2003	0.001	0.0001

On June 30, 2004 the last bid price per share of our common stock was $0.001.

PENNY STOCK

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of June 30, 2004, there were 79 holders of our common stock and several other stockholders hold shares in street name.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities

We did not sell any of our securities without registration under the Securities Act of 1933 during the fiscal years ended June 30, 2003 and 2004 other than as set forth below.

We issued 52,000,000 shares of common stock on September 30, 2002 to Mr. Victor Cantore. Mr. Cantore acquired these shares at a price of $0.001 per share. We received $52,000 in proceeds from this offering. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

We issued 10,310,000 shares of common stock on September 30, 2002 to Mr. Frank Cantore. Mr. Cantore acquired these shares at a price of $0.001 per share. We received $10,310 in proceeds from this offering. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

ITEM 6: PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the e-business industry (selling of retail goods on the Internet), legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

The Reported Period is the Year Ended June 30, 2003

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on October 16, 2001. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

Assets

As of June 30, 2003, our sole asset was cash in the amount of $4,327, compared to $720 as of June 30, 2002.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2003 were $154,769, compared to $99,661 as of June 30, 2002. On June 30, 2003, our liabilities consisted of accounts payable in the amount of $20,372, accrued liabilities in the amount of $43,684, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $50,466.

As of June 30, 2003, there was a stockholders’ deficit of $150,442, compared to $98,941 as of June 30, 2002.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the fiscal year ended June 30, 2003. We did not earn any revenue during the fiscal year ended June 30, 2002.

We incurred operating expenses in the amount of 51,501 for the fiscal year ended June 30, 2003, compared to operating expenses of 180,824 for the fiscal year ended June 30, 2002. Our operating expenses for the fiscal year ended June 30, 2003 were entirely attributable to selling, general and administrative expenses. Our operating expenses decreased significantly primarily because of a reduction in expenditures for professional fees. In the year ended June 30, 2002, we incurred professional fees in the amount of $165,824.

We incurred a net loss of $51,501 in the fiscal year ended June 30, 2003, compared to $180,824 for the fiscal year end June 30, 2002. Our losses for the fiscal year ended June 30, 2003 and in the prior fiscal year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of June 30, 2003, we had cash in the amount of $4,327, compared to cash of $720 as of June 30, 2002. We had a working capital deficit of $59,729 as of June 30, 2003, compared to $98,941 as of June 30, 2002. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2003, there were no off balance sheet arrangements.

The Reported Period is the Three Months Ended September 30, 2003

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on October 16, 2001. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

Assets

As of September 30, 2003, our sole asset was cash in the amount of $611.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2003 were $151,785, compared to $111,939 as of September 30, 2002. On September 30, 2003 our liabilities consisted of accounts payable in the amount of $20,372, accrued liabilities in the amount of $43,684, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $47,482.

As of September 30, 2003, there was a Stockholders’ deficit of $151,174 compared to $111,287 as of September 30, 2002.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three month period ended September 30, 2003. We did not earn any revenue during the three month period ended September 30, 2002.

We incurred operating expenses in the amount of $780 for the three months ended September 30, 2003, compared to operating expenses of 55,861 for the three months ended September 30, 2002. Our operating expenses for the three months ended September 30, 2003 were entirely attributable to selling, general and administrative expenses. Our operating expenses decreased significantly primarily because of a reduction in expenditures for professional fees.

We have incurred a net loss of $732 for the three month period ended September 30, 2003, compared to $12,346 for the three month period ended September 30, 2002. Our losses for the three month period ended September 30, 2003 and in the same three month period in the prior year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of September 30, 2003, we had cash in the amount of $611. We had a working capital deficit of $63,445 on September 30, 2003. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2003, we incurred cumulative losses of approximately $6,290,817. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2003, there were no off balance sheet arrangements.

The Reported Period is the Three and Six Months Ended December 31, 2003

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on October 16, 2001. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

Assets

As of December 31, 2003, our sole asset was cash in the amount of $578.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2003 were $151,785, compared to $133,047 as of December 31, 2002. On December 31, 2003, our liabilities consisted of accounts payable in the amount of $20,372, accrued liabilities in the amount of $43,684, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $47,482.

As of December 31, 2003, there was a Stockholders’ deficit of $151,207, compared to $131,571 as of December 31, 2002.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three or six month period ended December 31, 2003. We did not earn any revenue during the three or six month period ended December 31, 2002.

We incurred operating expenses in the amount of $34 for the three months ended December 31, 2003 and $813 for the six months ended December 31, 2003, compared to operating expenses of 19,976 for the three months ended December 31, 2002 and $33,872 for the six months ended December 31, 2002. Our operating expenses for the three and six months ended December 31, 2003 were entirely attributable to selling, general and administrative expenses. Our operating expenses decreased significantly primarily because of a reduction in expenditures for professional fees.

We have incurred a net loss of $34 for the three month period ended December 31, 2003 and $765 for the six months ended December 31, 2003, compared to $20,284 for the three month period ended December 31, 2002 and $32,630 for the six months ended December 31, 2002. Our losses for the three and six month period ended December 31, 2003 and in the same three and six month period in the prior year were entirely attributable to operating expenses.

Liquidity and Capital Resources

As of December 31, 2003, we had cash in the amount of $578. We had a working capital deficit of $63,478 on December 31, 2003. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to December 31, 2003, we incurred cumulative losses of approximately $6,290,850. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2003, there were no off balance sheet arrangements.

The Reported Period is the Three and Nine Months Ended March 31, 2004

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on October 16, 2001. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

Assets

As of March 31, 2004, our sole asset was cash in the amount of $544.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2004 were $151,785, compared to $147,470 as of March 31, 2003. On March 31, 2004, our liabilities consisted of accounts payable in the amount of $20,372, accrued liabilities in the amount of $43,684, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $47,482.

As of March 31, 2004, there was a Stockholders’ deficit of $151,241, compared to $145,982 as of March 31, 2003.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three or nine month period ended March 31, 2004. We did not earn any revenue during the three or nine month period ended March 31, 2003.

We incurred operating expenses in the amount of $33 for the three months ended March 31, 2004 and $847 for the nine months ended March 31, 2004, compared to operating expenses of 11,872 for the three months ended March 31, 2003 and $45,744 for the nine months ended March 31, 2003. Our operating expenses for the three and nine months ended March 31, 2004 were entirely attributable to selling, general and administrative expenses. Our operating expenses decreased significantly primarily because of a reduction in expenditures for professional fees.

We have incurred a net loss of $33 for the three month period ended March 31, 2004 and $799 for the nine months ended March 31, 2004, compared to $14,411 for the three month period ended March 31, 2003 and $47,041 for the nine months ended March 31, 2003. Our losses for the three and nine month period ended March 31, 2004 and in the same three and nine month period in the prior year were entirely attributable to operating expenses.

Liquidity and Capital Resources

As of March 31, 2004, we had cash in the amount of $544. We had a working capital deficit of $63,512 on March 31, 2004. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to March 31, 2004, we incurred cumulative losses of approximately $6,290,850. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2004, there were no off balance sheet arrangements.

The Reported Period is the Year Ended June 30, 2004

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on October 16, 2001. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our sole officer and director, Mr. Victor Cantore. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of June 30, 2004, our sole asset was cash in the amount of $505, compared to $4,327 as of June 30, 2003.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2004 were $155,389, compared to $154,769 as of June 30, 2003. On June 30, 2004, our liabilities consisted of accounts payable in the amount of $20,481, accrued liabilities in the amount of $47,179, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $47,482.

As of June 30, 2004, there was a stockholders’ deficit of $154,884, compared to $150,442 as of June 30, 2003.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the fiscal year ended June 30, 2004. We did not earn any revenue during the fiscal year ended June 30, 2003.

We incurred operating expenses in the amount of $4,484 for the fiscal year ended June 30, 2004, compared to operating expenses of $49,814 for the fiscal year ended June 30, 2003. Our operating expenses for the fiscal year ended June 30, 2004 were entirely attributable to selling, general and administrative expenses. Our operating expenses decreased significantly primarily because of a reduction in expenditures for professional fees.

We incurred a net loss of $4,442 in the fiscal year ended June 30, 2004, compared to $51,501 for the fiscal year end June 30, 2003. Our losses for the fiscal year ended June 30, 2004 and in the prior fiscal year are almost entirely attributable to operating expenses.

Liquidity and Capital Resources

As of June 30, 2004, we had cash in the amount of $505, compared to cash of $4,327 as of June 30, 2003. We had a working capital deficit of $67,155 as of June 30, 2004, compared to $59,729 for the fiscal year end June 30, 2003. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to June 30, 2004, we incurred cumulative losses of approximately $6,294,527. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2004, there were no off balance sheet arrangements.

ITEM 7: FINANCIAL STATEMENTS

Index to Financial Statements:

          Audited Financial Statements:

                      F-1     Independent Auditor’s Report

                      F-2     Balance Sheets - Years Ended June 30, 2004 and June 30, 2003

                      F-3    Statements of Operations - Years Ended June 30, 2004 and June 30, 2003

                      F-4    Statement of Stockholders’ Deficit - Years Ended June 30, 2004 and June 30, 2003

                      F-5    Statements of Cash Flows - Years Ended June 30, 2004 and June 30, 2003

                      F-6    Notes to Financial Statements

           Unaudited Financial Statements:

                      F-9    Balance Sheet - September 30, 2003

                      F-10  Statement of Operations - Three Months Ended September 30, 2003 and September 30, 2002

                      F-11  Statement of Stockholders’ Deficit - Three Months Ended September 30, 2003

                      F-12  Statement of Cash Flows - Three Months Ended September 30, 2003 and September 30, 2002

                      F-13  Notes to Financial Statements

Unaudited Financial Statements:

                      F-14  Balance Sheet - December 31, 2003

                      F-15  Statement of Operations - Three and Six Months Ended December 31, 2003 and December 31, 2002

                      F-16  Statement of Stockholders’ Deficit - Six Months Ended December 31, 2003

                      F-17  Statement of Cash Flows - Six Months Ended December 31, 2003 and December 31, 2002

                      F-18  Notes to Financial Statements

              Unaudited Financial Statements:

                        F-19  Balance Sheet - March 31, 2004

                        F-20  Statements of Operations - Three Months and Nine Months Ended March 31, 2004 and March 31, 2003

                        F-21  Statement of Stockholders’ Deficit - Nine Months Ended March 31, 2004

                        F-22  Statement of Cash Flows - Nine Months Ended March 31, 2004 and March 31, 2003

                        F-23  Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Planet411.com, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Planet411.com, Inc. as of June 30, 2004 and 2003 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet411.com, Inc. as of June 30, 2004 and 2003, and the results of its operations and cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya & Company
January 18, 2005
Las Vegas, Nevada

PLANET411.COM, INC.
BALANCE SHEETS

	For the year ended	For the year ended
	June 30, 2004	June 30, 2003

ASSETS

Current assets
Cash	$505	$4,327

Total assets	$505	$4,327

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,481	$20,372
Accrued liabilities	47,179	43,684
Total current liabilities	67,660	64,056

Long term liabilities
Loans payable	40,247	40,247
Loans due to shareholder	47,482	50,466
Total long term liabilities	87,729	90,713

Total liabilities	155,389	154,769

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	102,972	102,972
authorized, 102,971,743 shares issued and outstanding in 2004 and 2003
Additional paid-in capital	6,036,671	6,036,671
Accumulated deficit	(6,294,527)	(6,290,085)
Total stockholders' deficit	(154,884)	(150,442)

Total liabilities and stockholders' deficit	$505	$4,327

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	June 30, 2004	June 30, 2003

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	4,484	49,814
Total operating expenses	4,484	49,814

Other expenses
Exchange rate loss (gain)	(42)	1,687

Loss from operations	(4,442)	(51,501)

Provision for income taxes	--	--

Net loss	$(4,442)	$(51,501)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	102,971,743	100,752,483

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2002	--	--	40,661,743	$ 40,662	$ 6,036,671	$ (6,238,584)	$ (161,251)

Issuance of common stock to satisfy stock payable	--	--	62,310,000	62,310	--	--	62,310

Net loss	--	--	--	--	--	(51,501)	(51,501)

Balance, June 30, 2003	--	--	102,971,743	102,972	6,036,671	(6,290,085)	(150,442)

Net loss	--	--	--	--	--	(4,442)	(4,442)

Balance, June 30, 2004	--	$ -	102,971,743	$ 102,972	$ 6,036,671	$ (6,294,527)	$ (154,884)

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net loss	$(4,442)	$(51,501)
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	3,604	(12,804)
Change in loans payable to related parties	--	40,247
Change in loans payable to shareholder	(2,984)	27,665
Net cash provided (used) by operating activities	(3,822)	3,607

Net change in cash	(3,822)	3,607

Cash, beginning of period	4,327	720

Cash, end of period	$505	$4,327

Schedule of non-cash financing and investing activities:
Issuance of 62,310,000 shares at $0.001 par value for satisfaction
of outstanding stock payable	$--	$62,310

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Planet411.com, Inc., (referred to as the “Company”) was previously involved in the e-business industry. It provided end-to-end, e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). Planet411.com, Inc. currently is an entity with no operations.

History - Planet411.com Corporation, the Company's predecessor, was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its then current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. ( referred to as the “Company”) on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,294,527 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition of fiscal year - The Company’s fiscal year end is June 30.

Use of estimates - The preparation of audited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

2.      LOANS PAYABLE

As of June 30, 2004 and 2003, the company had non-interest bearing demand loans totaling $40,247 from unrelated parties that are unsecured.

3.     LOANS DUE TO SHAREHOLDER

As of June 30, 2004 and 2003, the company had non-bearing demand loans due to shareholder of $47,482 and $50,466, respectively.

4.     CAPITAL STOCK TRANSACTIONS

Preferred stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2004 and 2003, the Company has no shares of preferred stock issued or outstanding.

Common stock - The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2004 and 2003, the Company has 102,971,743 shares of common stock issued and outstanding.

Stock compensation plans - Effective January 1, 2001, the Company adopted the 2001 Senior Officers Stock Option Plan. Under this plan, the Company may grant options to senior officers of the Company or any of its subsidiaries, for up to 10,000,000 shares of common stock. The exercise price of each option granted under the plan will equal or exceed the then-current price of the Company's common stock. The plan was approved by the Company's Board of Directors on January 3, 2001. On January 9, 2001, the Company granted its two most senior officers options to purchase an aggregate of 2,855,695 shares at an average price of $0.1875 per share. The options vested on January 24, 2001. During the year ended June 30, 2002, the options were cancelled. As of June 30, 2004, there were no options outstanding related to this stock option plan.

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS

4.     CAPITAL STOCK TRANSACTIONS (continued)

Effective February 28, 2001, the Company adopted the 2001 Stock Option Plan (the "2001 Plan"). The 2001 Plan is administered by the Board of Directors who have sole discretion and authority to determine individuals eligible for awards thereunder. The 2001 Plan provides for issuance of a total of 7,500,000 shares of common stock on or prior to February 28, 2011. The conditions of exercise of each grant are determined individually by the Board at the time of the grant. During the year ended June 30, 2003, 15,612,341 options at a weighted average exercise price of $1.14 were cancelled and/or forfeited.

The following table summarizes the changes in the stock option plan during the fiscal year ended June 30, 2003:

		Weighted
	Number	Average
	of options	exercise price
Outstanding, beginning of year	15,612,341	$ 1.14
Granted	0	0.00
Cancelled/forfeited	15,612,341	0.00
Outstanding, end of year	0	0.00

Options exercisable, end of year	0	$ 0.00

As of June 30, 2004, there were no options outstanding related to this stock option plan.

5.     ADVANCE PAYMENT ON CAPITAL STOCK UNITS

During the fiscal year ended 2003, the Company received $10,310 from the brother of the principal shareholder, with respect to a private placement totaling 10,310,000 shares at $0.001 per share. As of June 30, 2003, 102,971,743 shares of common stock were issued and outstanding.

During the fiscal year ended 2003, the Company received $52,000 for 52,000,000 shares of its common stock to a principal shareholder of the company. As of June 30, 2003, the Company issued 52,000,000 shares increasing the total issued and outstanding common shares to 102,971,743.

6.      SUBSEQUENT EVENTS

During January 2005, the Company issued 20,000,000 shares of common stock with a par value of $0.001. As of January 2005, 122,971,743 shares of common stock are issued and outstanding.

PLANET411.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 2003
(UNAUDITED)

ASSETS

Current assets
Cash	$611

Total assets	$611

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,372
Accrued liabilities	43,684
Total current liabilities	64,056

Long term liabilities
Loans payable	40,247
Loans due to shareholder	47,482
Total long term liabilities	87,729

Total liabilities	151,785

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	102,972
authorized, 102,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,290,817)
Total stockholders' deficit	(151,174)

Total liabilities and stockholders' deficit	$611

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	September 30, 2003	September 30, 2002

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	780	55,861
Total operating expenses	780	55,861

Other expenses
Foreign exchange translation adjustment	--	43,515

Other income
Exchange rate gain	48	--

Loss from operations	(732)	(12,346)

Provision for income taxes	--	--

Net loss	$(732)	$(12,346)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	102,971,743	40,661,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2003	--	--	102,971,743	102,972	6,036,671	(6,290,085)	(150,442)

Net loss	--	--	--	--	--	(732)	(732)

Balance, September 30, 2003	--	$ --	102,971,743	102,972	6,036,671	(6,290,817)	(151,174)

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net loss	$(732)	$(12,346)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Changes in accounts payable and accrued liabilities	--	12,278
Change in loans payable to shareholder	(2,984)	--
Net cash used by operating activities	(3,716)	(68)

Net change in cash	(3,716)	(68)

Cash, beginning of period	4,327	720

Cash, end of period	$611	$652

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ equity and cash flows of Planet411.com, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,290,817 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

PLANET411.COM, INC.
BALANCE SHEET
DECEMBER 31, 2003
(UNAUDITED)

ASSETS

Current assets
Cash	$578

Total assets	$578

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,372
Accrued liabilities	43,684
Total current liabilities	64,056

Long term liabilities
Loans payable	40,247
Loans due to shareholder	47,482
Total long term liabilities	87,729

Total liabilities	151,785

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	102,972
authorized, 102,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,290,850)
Total stockholders' deficit	(151,207)

Total liabilities and stockholders' deficit	$578

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002

Revenues	$ --	$ --	$ --	$ --

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	34	19,976	813	33,872
Total operating expenses	34	19,976	813	33,872

Other expenses
Foreign exchange translation adjustment	--	5,116	--	(38,399)

Other income
Exchange rate gain (loss)	--	4,808	48	(37,157)

Loss from operations	(34)	(20,284)	(765)	(32,630)

Provision for income taxes	--	--	--	--

Net loss	$ (34)	$ (20,284)	$ (765)	$ (32,630)

Basic loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic weighted average common
shares outstanding	102,971,743	40,661,743	102,971,743	40,661,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2003	--	--	102,971,743	102,972	6,036,671	(6,290,085)	(150,442)
-
Net loss	--	--	--	--	--	(765)	(765)

Balance, December 31, 2003	--	$--	102,971,743	$102,972	$6,036,671	$(6,290,850)	$(151,207)

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended	For the six months ended
	December 31, 2003	December 31, 2002

Cash flows from operating activities:
Net loss	$(765)	$(32,630)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	--	5,877
Change in loans payable to shareholder	(2,984)	27,509
Net cash provided (used) by operating activities	(3,749)	756

Net change in cash	(3,749)	756

Cash, beginning of period	4,327	720

Cash, end of period	$578	$1,476

See Accompanying Notes to Financial Statements

1.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ equity and cash flows of Planet411.com, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2003 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,290,850 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

PLANET411.COM, INC.
BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)

ASSETS

Current assets
Cash	$544

Total assets	$544

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,372
Accrued liabilities	43,684
Total current liabilities	64,056

Long term liabilities
Loans payable	40,247
Loans due to shareholder	47,482
Total long term liabilities	87,729

Total liabilities	151,785

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	102,972
authorized, 102,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,290,884)
Total stockholders' deficit	(151,241)

Total liabilities and stockholders' deficit	$544

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	33	11,872	847	45,744
Total operating expenses	33	11,872	847	45,744

Other expenses
Foreign exchange translation adjustment	--	74,174	--	35,775

Other income
Exchange rate gain	--	71,635	48	34,478
		74,174		35,775

Loss from operations	(33)	(14,411)	(799)	(47,041)

Provision for income taxes	--	--	--	--

Net loss	$(33)	$(14,411)	$(799)	$(47,041)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	102,971,743	102,971,743	102,971,743	102,971,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31,2004
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2003	--	--	102,971,743	102,972	6,036,671	(6,290,085)	(150,442)

Net loss	--	--	--	--	--	(799)	(799)

Balance, March 31, 2004	--	$--	102,971,743	$102,972	$6,036,671	$(6,290,884)	$(151,241)

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine months ended	For the nine months ended
	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net loss	$(799)	$(47,041)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities		(12,804)
Change in loans payable to shareholder	(2,984)	60,613
Net cash provided (used) by operating activities	(3,783)	768

Net change in cash	(3,783)	768

Cash, beginning of period	4,327	720

Cash, end of period	$544	$1,488

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ equity and cash flows of Planet411.com, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     SIGNIFICANT ACCOUNTING POLICIES

Use of estimates - The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,290,884 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In a Current Report on Form 8-K filed on January 11, 2005, we disclosed that our former auditor Raymond Chabot Grant Thorton, resigned. On August 16, 2004, we engaged DeJoya & Company as our new auditor. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Victor Cantore, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of June 30, 2004. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Victor Cantore	39	Chief Executive Officer, Chief Financial Officer, and Director

Mr. Cantore became our President, Secretary and sole director on November 14, 2001. From 1999 to 2001, Mr. Cantore has operated his own venture capital fund, Cantore Capital. From June 1992 to April 1999, he was an investment advisor with RBC Dominion Securities and Tasse & Associates.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any employees other than our sole officer and director, Mr. Victor Cantore.

Audit Committee

The entire board of directors is acting as our audit committee. We do not have a separately-designated standing audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal years ended June 30, 2003 and 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Victor Cantore, Chief Executive Officer, Chief Financial Officer, and Director	0	1	0
Frank Cantore, beneficial owner of more than ten percent	0	1	0

Code of Ethics Disclosure Compliance

As of June 30, 2004, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to June 30, 2004, we have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.
		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Victor Cantore	Director, CEO, and CFO	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Incentive Stock Options

No options were granted to our officers or directors during fiscal years ended June 30, 2003 and 2004. We have also not granted any stock options to our officer or directors since June 30, 2004.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 30, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Victor Cantore 8720 Dufrost St. Leonard, Quebec H1P 2Z5 Canada	52,000,000	51.1% [1]
Total of all directors and executive officers		52,000,000	51.1%
Common	Frank Cantore 4517 Nakur Pierrefonds, Quebec H9A 2S2 Canada	10,310,000	10.0%
Common	Cybersys Solutions Inc. 2060 de la Montagne Street Montreal, Quebec, Canada H3G 1Z7	6,025,244	5.9%
Common	Le Deck Global Holdings Limited N7047 Prvdnc RS E Hll Street Nassau, Bahamas	8,598,623	8.4%

The percent of class is based on 102,971,743 shares of common stock issued and outstanding as of June 30, 2004.

1.
Included in the calculation of the beneficial ownership for Mr. Cantore are 625,000 options which are exercisable within 60 days. Mr. Cantore holds 500,000 stock options to purchase 500,000 shares of common stock at an exercise price of $0.18. These options are immediately exercisable and expire on February 28, 2011. Mr. Cantore also holds 125,000 stock options to purchase 125,000 shares of common stock at an exercise price of $2.00. These options are immediately exercisable and expire on February 28, 2010.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans as of June 30, 2004
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	625,000	$0.54	16,875,000
Total	625,000	$0.54	16,875,000

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

We issued 52,000,000 shares of common stock on September 30, 2002 to Mr. Victor Cantore, our sole officer and director. Mr. Cantore acquired 52,000,000 shares of common stock at a price of $0.001 per share. Also on September 30, 2002, we issued 10,310,000 shares of common stock at a price of $0.001 per share to Mr. Frank Cantore. Mr. Frank Cantore is the brother of our sole officer and director, Mr. Victor Cantore.

ITEM 13: EXHIBITS

Exhibit Number	Description
3.1	Amended Articles of Incorporation [1]
3.2	By-laws [2]
9.1	Voting, Support and Exchange Trust Agreement [2]
9.2	Assignment and Assumption Agreement [2]
16.1	Letter from Raymond Chabot Grant Thorton, Former Accountant [3]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002
2   Incorporated by reference to the Registration Statement on Form 10 (File No. 000-27645)
3   Incorporated by reference to Current Report on Form 8-K filed January 11, 2005

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2004 and 2003 and a review of the financial statements for the interim periods included in our quarterly reports together were $7,500.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2004 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2004 and 2003 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet411.com Inc.

By: /s/Victor Cantore
       Victor Cantore, Chief Executive Officer, Chief Financial Officer, & Director

Date:  March 8, 2005