Form 10QSB
period 2004-09-30
PLANET411 COM INC
filed 2005-03-09
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☐    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2004

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period _______________ to ______________________

                             Commission File Number:     000-27645

Planet411.com Inc.
(Exact name of small Business Issuer as specified in its charter)

Delaware                                                                                                                                                       88-0258277
(State or other jurisdiction of                                                                                                                                   (IRS Employer Identification No.)
incorporation or organization)

8720 Dufrost
St. Leonard, Quebec, Canada                                                                                                                                     H1P 2Z5
(Address of principal executive offices)                                                                                                                  (Zip Code)

Issuer’s telephone number, including area code:    (514) 325-4567

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  ☐Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,743 shares of common stock, $0.001 par value outstanding as of March 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

PLANET411.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS

Current assets
Cash	$463

Total assets	$463

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,481
Accrued liabilities	47,179
Total current liabilities	67,660

Long term liabilities
Loans payable	40,247
Loans due to shareholder	47,482
Total long term liabilities	87,729

Total liabilities	155,389

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	102,972
authorized, 102,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,294,569)
Total stockholders' deficit	(154,926)

Total liabilities and stockholders' deficit	$463

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	September 30, 2004	September 30, 2003

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	79	780
Total operating expenses	79	780

Other income
Exchange rate gain (loss)	(37)	48

Loss from operations	(42)	(828)

Provision for income taxes	--	--

Net loss	$(42)	$(828)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	102,971,743	102,971,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2004	--	--	102,971,743	102,972	6,036,671	(6,294,527)	(154,884)

Net loss	--	--	--	--	--	(42)	(42)

Balance, September 30, 2004	--	$--	102,971,743	102,972	6,036,671	(6,294,569)	(154,926)

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net gain (loss)	$(42)	$(732)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in loans payable to shareholder	-	(2,984)
Net cash used by operating activities	(42)	(3,716)

Net change in cash	(42)	(3,716)

Cash, beginning of period	505	4,327

Cash, end of period	$463	$611

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,294,643 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

4.     SUBSEQUENT EVENTS

During January 2005, the Company issued 20,000,000 shares of common stock with a par value of $0.001. As of January 2005, 122,971,743 shares of common stock are issued and outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

Assets

As of September 30, 2004, our sole asset was cash in the amount of $463.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2004 were $155,389, compared to $151,785 as of September 30, 2003. On September 30, 2004 our liabilities consisted of accounts payable in the amount of $20,481, accrued liabilities in the amount of $47,179, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $47,482.

As of September 30, 2004, there was a Stockholders’ deficit of $154,926 compared to $151,174 as of September 30, 2003.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three month period ended September 30, 2003. We did not earn any revenue during the three month period ended September 30, 2004.

We incurred operating expenses in the amount of $79 for the three months ended September 30, 2004, compared to operating expenses of $780 for the three months ended September 30, 2003. Our operating expenses for the three months ended September 30, 2004 were entirely attributable to selling, general and administrative expenses.

We have incurred a net loss of $42 for the three month period ended September 30, 2004, compared to $828 for the three month period ended September 30, 2003. Our losses for the three month period ended September 30, 2004 and in the same three month period in the prior year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of September 30, 2004, we had cash in the amount of $463. We had a working capital deficit of $67,197 on September 30, 2004. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2004, we incurred cumulative losses of approximately $6,294,643. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2004, there were no off balance sheet arrangements.

Item 3.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet411.com Inc.

Date:  March 8, 2005

            By:/s/ Victor Cantore
                   Victor Cantore,
                    President and Director
                    Chief Executive Officer and Chief Financial Officer
                    (Principal Executive Officer)
                    (Principal Accounting Officer)