Form 10QSB
period 2004-12-31
PLANET411 COM INC
filed 2005-03-09
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended December 31, 2004

☐         Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period ____________ to _____________________________

                               Commission File Number:       000-27645

PLANET411.COM, INC.
(Exact name of small Business Issuer as specified in its charter)

           Delaware                                                                                                                                                                         88-0258277
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,743 shares of common stock, $0.001 par value outstanding as of March 1, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

PLANET411.COM, INC.
BALANCE SHEET
DECEMBER 31,2004
(UNAUDITED)

ASSETS

Current assets
Cash	$449

Total assets	$449

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,481
Accrued liabilities	47,179
Total current liabilities	67,660

Long term liabilities
Loans payable	40,247
Loans due to shareholder	47,482
Total long term liabilities	87,729

Total liabilities	155,389

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	102,972
authorized, 102,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,294,583)
Total stockholders' deficit	(154,940)

Total liabilities and stockholders' deficit	$449

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	37	34	116	813
Total operating expenses	37	34	116	813

Other income
Exchange rate gain	23	--	60	48

Loss from operations	(14)	(34)	(56)	(765)

Provision for income taxes	--	--	--	--

Net loss	$(14)	$(34)	$(56)	$(765)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	102,971,743	102,971,743	102,971,743	102,971,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCK HOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2004	--	--	102,971,743	102,972	6,036,671	(6,294,527)	(154,884)

Net loss	--	--	--	--	--	(56)	(56)

Balance, December 31, 2004	--	$--	102,971,743	$102,972	$6,036,671	$(6,294,583)	$(154,940)

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended	For the six months ended
	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net loss	$(56)	$(765)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable and accrued liabilities	--	--
Change in loans payable to shareholder	--	(2,984)
Net cash provided (used) by operating activities	(56)	(3,749)

Net change in cash	(56)	(3,749)

Cash, beginning of period	505	4,327

Cash, end of period	$449	$578

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

The interim financial statements present the condensed balance sheet, statements of operations, stockholders’ deficit and cash flows of Planet411.com, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2004 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,294,583 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Assets

As of December 31, 2004, our sole asset was cash in the amount of $449.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2004 were $155,389. On December 31, 2004 our liabilities consisted of accounts payable in the amount of $20,481, accrued liabilities in the amount of $47,179, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $47,482.

As of December 31, 2004, there was a Stockholders’ deficit of $154,940.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three or six month period ended December 31, 2003. We did not earn any revenue during the three or six month period ended December 31, 2004.

We incurred operating expenses in the amount of $37 for the three months ended December 31, 2004, compared to operating expenses of $34 for the three months ended December 31, 2003. We incurred operating expenses in the amount of $116 for the six months ended December 31, 2004, compared to operating expenses of $813 for the six months ended December 31, 2003. Our operating expenses for the three months ended December 31, 2004 were entirely attributable to selling, general and administrative expenses.

We have incurred a net loss of $14 for the three month period ended December 31, 2004, compared to $34 for the three month period ended December 31, 2003. We have incurred a net loss of $56 for the six month period ended December 31, 2004, compared to $765 for the six month period ended December 31, 2003. Our losses for the three and six month period ended December 31, 2004 and in the same three month period in the prior year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of December 31, 2004, we had cash in the amount of $449. We had a working capital deficit of $67,121 on December 31, 2004. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

We anticipate that we will require additional financing to enable us to complete an acquisition. We plan to raise additional capital through an equity offering under Regulation S in which the proposed offering and sale would be made outside the United States in an offshore transaction with no directed selling efforts made in the United States. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to December 31, 2004, we incurred cumulative losses of approximately $6,294,643. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Item 3.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

By:              /s/ Victor Cantore
                   Victor Cantore,
                   President and Director
                   Chief Executive Officer and Chief Financial Officer
                   (Principal Executive Officer)
                  (Principal Accounting Officer)