Form 10QSB
period 2005-03-31
PLANET411 COM INC
filed 2005-05-13
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27645

Planet411.com Inc.
(Exact name of small Business Issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 Dufrost, St. Leonard, Quebec, Canada H1P 2Z5
(Address of principal executive offices)

(514) 325-4567
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,743 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005.
(b)	Statements of Operations for the three month and nine months ended March 31, 2005 and 2004;
(c)	Statement of Stockholders’ Deficit for the nine months ended March 31, 2005.
(d)	Statements of Cash Flow for the nine months ended March 31, 2005 and 2004;
(e)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

PLANET 411.COM, INC.
BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$1,014

Total assets	$1,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,481
Accrued liabilities	47,179
Total current liabilities	67,660

Long term liabilities
Loans payable	40,247
Loans due to shareholder	57,482
Total long term liabilities	97,729

Total liabilities	165,389

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	122,972
authorized, 122,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,324,018)
Total stockholders' deficit	(164,375)

Total liabilities and stockholders' deficit	$1,014

See Accompanying Notes to Financial Statements

PLANET 411.COM, INC
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	29,434	33	29,551	847
Total operating expenses	29,434	33	29,551	847

Other income
Exchange rate gain	--	--	60	48

Loss from operations	(29,434)	(33)	(29,491)	(799)

Provision for income taxes	--	--	--	--

Net loss	$(29,434)	$(33)	$(29,491)	$(799)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	109,473,801	102,971,743	109,473,801	102,971,743

See Accompanying Notes to Financial Statements

PLANET 411.COM, INC
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2004	--	--	102,971,743	102,972	6,036,671	(6,294,527)	(154,884)

Issuance of common stock for cash, $.001 per share	--	--	20,000,000	20,000	--	--	20,000

Net loss	--	--	--	--	--	(29,491)	(29,491)

Balance, March 31, 2005	--	$--	122,971,743	$122,972	$6,036,671	$(6,324,018)	$(164,375)

See Accompanying Notes to Financial Statements

PLANET 411.COM, INC
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine months ended	For the nine months ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net loss	$(29,491)	$(799)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in loans payable to shareholder	10,000	(2,984)
Net cash used by operating activities	(19,491)	(3,783)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	--
Net cash provided by financing activities	20,000	--

Net change in cash	509	(3,783)

Cash, beginning of period	505	4,327

Cash, end of period	$1,014	$544

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,324,018 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company include, but are not limited to: changes in economic conditions generally and the e-business industry (selling of retail goods on the Internet), legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on October 16, 2001. Since this time, we have attempted to identify and evaluate other businesses and technology opportunities for acquisition in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Given our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional business and/or technology for acquisition, but have not retained a consultant at the present time. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934, retain a consultant, and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our sole officer and director, Mr. Victor Cantore. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of March 31, 2005, our sole asset was cash in the amount of $1,014.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31, 2005 were $165,389. On March 31, 2005 our liabilities consisted of accounts payable in the amount of $20,481, accrued liabilities in the amount of $47,179, loans payable in the amount of $40,247, and loans due to shareholder in the amount of $57,482.

As of March 31, 2005, there was a Stockholders’ deficit of $164,375.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three or nine months ended March 31, 2005 or 2004.

We incurred operating expenses in the amount of $29,434 for the three months ended March 31, 2005, compared to operating expenses of $33 for the three months ended March 31, 2004. We incurred operating expenses in the amount of $29,551 for the nine months ended March 31, 2005, compared to operating expenses of $847 for the nine months ended March 31, 2004. Our operating expenses for the three months ended March 31, 2005 were entirely attributable to selling, general and administrative expenses. The significant increase in our expenses in primarily attributable to legal and accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $29,434 for the three month period ended March 31, 2005, compared to $33 for the three month period ended March 31, 2004. We incurred a net loss of $29,491 for the nine month period ended March 31, 2005, compared to $799 for the nine month period ended March 31, 2004. Our losses for the three and nine months ended March 31, 2005 and 2004 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of March 31, 2005, we had cash in the amount of $1,014. We had a working capital deficit of $66,646 on March 31, 2005. As a result, we had insufficient capital to complete an acquisition in the event that a suitable business or technology was identified.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to March 31, 2005, we incurred cumulative losses of approximately $6,324,018. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below discloses all issuance of our equity securities without registration under the Securities Act of 1933 during the reporting period.

On January 10, 2005, we completed an offering of 20,000,000 shares of common stock, par value $0.001, $0.001 per share to a total of four (4) investors. The total amount we received from this offering was $20,000. No commissions were paid.

We completed this offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he or she was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.       Defaults Upon Seniro Securities

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

Planet411.com Inc.

Date:	May 13, 2005

By: /s/ Victor Cantore Victor Cantore Title: Chief Executive Officer, Chief Financial Officer, and Director