Form 10KSB
period 2005-06-30
PLANET411 COM INC
filed 2005-11-03
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-27645

Planet411.com Inc.
(Name of small business issuer in its charter)
Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8720 Dufrost St. Leonard, Quebec, Canada	H1P 2Z5
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (514) 325-4567
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenue for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,419,435 as of October 25, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
122,971,743 Common Shares as of June 30, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1. Description of Business
Overview

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

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Employees

At the present time, we have no employees other than our sole officer, Mr. Victor Cantore. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the fiscal years ended June 30, 2005 or 2004.

Item 2. Description of Property

We do not own or lease any real estate property. Our offices are located at 8720 Dufrost, St. Leonard, Quebec, Canada H1P 2Z5. Our offices are provided by our sole officer at no cost.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which our sole officer or director or any beneficial holder of 5% or more of our voting securities is adverse to us or has a material interest adverse to us.

Item 4. Submission of Matters to a Vote of the Security Holders

No matters have been submitted to our security holders for a vote at a meeting or otherwise during the fiscal years ended June 30, 2005 or 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “PFOO.”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated for which such information was available. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending June 30, 2005
Quarter Ended	High $	Low $
June 30, 2005	0.01	0

Fiscal Year Ending June 30, 2004
Quarter Ended	High $	Low $
September 30, 2003	0.001	0.001
December 31, 2003	0.001	0.0001
March 31, 2004	0.001	0.0001
June 30, 2004	0.002	0.0001

On October 25, 2005 the last sales price per share of our common stock was $0.02.

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

Holders of Our Common Stock

As of June 30, 2005, there were approximately ninety-three (93) holders of our common stock and several other stockholders hold shares in street name.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of equity securities without registration under the Securities Act of 1933 during the fiscal year ended June 30, 2005.

On January 10, 2005, we completed an offering of 20,000,000 shares of our common stock at the price of $0.001 per share to a total of four (4) investors. The total amount we received from this offering was $20,000. No commissions were paid.

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

Item 6. Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

We have no employees other than our sole officer, Mr. Victor Cantore. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of June 30, 2005, our sole asset was cash in the amount of $379. As of June 30, 2004, our sole asset was cash in the amount of $505.

Liabilities and Stockholders’ Deficit

Our total liabilities as of June 30, 2005 were $168,862, compared to $155,389 as of June 30, 2004. On June 30, 2005, we had current liabilities in the amount of $71,133. Our current liabilities consisted of accounts payable in the amount of $22,006 and accrued liabilities in the amount of $49,127. On June 30, 2005, we had long-term liabilities in the amount of $97,729. Our long-term liabilities consisted of loans payable in the amount of $40,247 and loans due to shareholder in the amount of $57,482.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the fiscal year ended June 30, 2005.

We incurred operating expenses in the amount of $33,671 for the fiscal year ended June 30, 2005, compared to operating expenses of $4,484 for the fiscal year ended June 30, 2004. Our operating expenses for the fiscal year ended June 30, 2005 were entirely attributable to selling, general and administrative expenses. Our operating expenses increased significantly primarily because of accounting and legal expenditures we incurred in connection with bringing our disclosure current and complying with the reporting requirements of the Securities and Exchange Act of 1934, as amended.

We incurred a net loss of $33,599 in the fiscal year ended June 30, 2005, compared to $4,442 for the fiscal year end June 30, 2004. Our losses for the fiscal year ended June 30, 2005 and in the prior fiscal year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of June 30, 2005, we had cash in the amount of $379, compared to cash of $505 as of June 30, 2004. We had a working capital deficit of $70,754 as of June 30, 2005, compared to $67,155 for the fiscal year end June 30, 2004. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to June 30, 2005, we incurred cumulative losses of approximately $6,328,000. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7. Financial Statements

Index to Audited Consolidated Financial Statements:
F-1	Independent Auditor’s Report
F-2	Balance Sheet - June 30, 2005
F-3	Statements of Operations - Years Ended June 30, 2005 and June 30, 2004
F-4	Statements of Stockholders’ Deficit - Years Ended June 30, 2005 and June 30, 2004
F-5	Statements of Cash Flows - Years Ended June 30, 2005 and June 30, 2004
F-6	Notes to Financial Statements

De Joya Griffith & Company LLC
Certified Public Accountants & Consultants
2425 W. Horizon Ridge Parkway
Henderson, Nevada 89052

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Planet411.com, Inc.
St. Leonard, Quebec, Canada

We have audited the accompanying balance sheet of Planet411.com, Inc. as of June 30, 2005 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet411.com, Inc. as of June 30, 2005, and the results of its operations and cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

De Joya Griffith & Company, LLC
October 24, 2005
Henderson, Nevada

PLANET411.COM, INC.
BALANCE SHEET
JUNE 30, 2005

ASSETS
Current assets
Cash	$379

Total assets	$379

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,006
Accrued liabilities	49,127
Total current liabilities	71,133

Long term liabilities
Loans payable	40,247
Loans due to shareholder	57,482
Total long term liabilities	97,729

Total liabilities	168,862

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	122,972
authorized, 122,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,328,126)
Total stockholders' deficit	(168,483)

Total liabilities and stockholders' deficit	$379

PLANET411.COM, INC.
STATEMENT OF OPERATIONS

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2005

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	33,671	4,484
Total operating expenses	33,671	4,484

Other income
Exchange rate gain	72	42

Loss from operations	(33,599)	(4,442)

Provision for income taxes	--	--

Net loss	$(33,599)	$(4,442)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	112,341,606	102,971,743

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2003	--	--	102,971,743	102,972	6,036,671	(6,290,085)	(150,442)

Net loss	--	--	--	--	--	(4,442)	(4,442)

Balance, June 30, 2004	--	--	102,971,743	102,972	6,036,671	(6,294,527)	(154,884)

Issuance of common stock for cash, $.001 per share	--	--	20,000,000	20,000	--	--	20,000

Net loss	--	--	--	--	--	(33,599)	(33,599)

Balance, June 30, 2005	--	$--	122,971,743	$122,972	$6,036,671	$(6,328,126)	$(168,483)

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2005	For the Year Ended June 30, 2004

Cash flows from operating activities:
Net loss	$(33,599)	$(4,442)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	1,525	3,604
Change in accrued liabilities	1,948	--
Change in loans payable to shareholder	10,000	(2,984)
Net cash used by operating activities	(20,126)	(3,822)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	--
Net cash provided by financing activities	20,000	--

Net change in cash	(126)	(3,822)

Cash, beginning of period	505	4,327

Cash, end of period	$379	$505

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

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,328,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

2. LOANS PAYABLE

As of June 30, 2005, the company had non-interest bearing demand loans totaling $40,247 from unrelated parties that are unsecured.

3. LOANS DUE TO SHAREHOLDER

As of June 30, 2005, the company had an unsecured, 8% interest bearing demand loans due to a shareholder of the Company totaling $57,482. Unpaid interest as of June 30, 2005 totals $49,127 which is reflected as accrued liabilities on the accompanying balance sheet.

4. CAPITAL STOCK TRANSACTIONS

Preferred stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2005, the Company has no shares of preferred stock issued or outstanding.

Common stock - The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2005 , the Company has 122,971,743 shares of common stock issued and outstanding.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

In a Current Report on Form 8-K filed on January 11, 2005, we disclosed that our former auditor, Raymond Chabot Grant Thorton, resigned. On August 16, 2004, we engaged DeJoya & Company as our new auditor. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of June 30, 2005. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the board of directors.

Name	Age	Office(s) Held
Victor Cantore	40	Chief Executive Officer, Chief Financial Officer, and Director
Shing Lo	36	Director
Derek Ivany	22	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Victor Cantore. Mr. Cantore became our President, Secretary and sole director on November 14, 2001. From 1999 to 2001, Mr. Cantore has operated his own venture capital fund, Cantore Capital. From June 1992 to April 1999, he was an investment advisor with RBC Dominion Securities and Tasse & Associates.

Shing Lo. Mr. Lo was appointed to our board of directors on September 15, 2005. From March 2000 to the present, Mr. Lo has acted as an investment consultant to Investor Group, a company located in Brampton, Ontario, Canada. From January 2002 to the present, Mr. Lo has also acted as an investment consultant to WorldSource Financial Management, a company located in Toronto, Ontario, Canada. In September 2004, Mr. Lo co-founded with Mr. Ivany Indochina Securities Inc.

Derek Ivany.  Mr. Ivany was appointed to our board of directors on September 15, 2005. Mr. Ivany’s business experience has been focused in the area of technical services. Since March 2000, Mr. Ivany has acted as a consultant in the technical services area to TransEuro Energy Corp. and Tainted Enterprises Inc. In September 2004, Mr. Ivany co-founded with Mr. Lo Indochina Securities Inc.

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

Significant Employees

We do not have any employees other than our sole officer, Victor Cantore.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Victor Cantore, CEO, CFO, and Director	0	0	0

Code of Ethics Disclosure

As of June 30, 2005, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we commence operations.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Victor Cantore	Director, CEO, and CFO	2005 2004 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We did not grant any stock options to our executive officers or employees during the year ended June 30, 2005. We have not granted any stock options to our executive officers or employees since June 30, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 30, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Victor Cantore 8720 Dufrost St. Leonard, Quebec H1P 2Z5 Canada	52,000,000	42.8% [1]
Total of all directors and executive officers		52,000,000	42.8%
Common	Frank Cantore 4517 Nakur Pierrefonds, Quebec H9A 2S2 Canada	10,310,000	8.4%
Common	Le Deck Global Holdings Limited N7047 Prvdnc RS E Hll Street Nassau, Bahamas	8,598,623	7.0%

The percent of class is based on 122,971,743 shares of common stock issued and outstanding as of June 30, 2005.

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

[1]
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

Equity Compensation Plans as of June 30, 2005
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

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us

Item 13. Exhibits

Exhibit Number	Description
3.1	Amended Articles of Incorporation [1]
3.2	By-laws [2]
9.1	Voting, Support and Exchange Trust Agreement [2]
9.2	Assignment and Assumption Agreement [2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002
[2]	Incorporated by reference to the Registration Statement on Form 10 (File No. 000-27645)

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2005 was approximately $3,500.

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

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet411.com Inc.

By:	/s/ Victor Cantore _____________________________________
Victor Cantore
Chief Executive Officer, Chief Financial Officer, & Director
Date: November 2, 2005

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

/s/ Derek Ivany By:________________________________	/s/ Shing Lo By:________________________________
Derek Ivany	Shing Lo
Director	Director
October 31, 2005	October 31, 2005