Form 10QSB
period 2005-09-30
PLANET411 COM INC
filed 2005-11-14
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-27645

Planet 411.com Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 Dufrost, St. Leonard, Quebec, Canada H1P 2Z5
(Address of principal executive offices)

514-325-4567
(Issuer’s telephone number)
_______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,743 common shares as of October 25, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Balance Sheet as of September 30, 2005.
(b)	Unaudited Statements of Operations for the three months ended September 30, 2005 and 2004;
(c)	Unaudited Statements of Cash Flow for the three months ended September 30, 2005 and 2004;
(d)	Notes to Unaudited Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

PLANET411.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

ASSETS

Current assets
Cash	$348

Total assets	$348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$23,815
Accrued liabilities	49,127
Total current liabilities	72,942

Long term liabilities
Loans payable	40,247
Loans due to shareholder	57,482
Total long term liabilities	97,729

Total liabilities	170,671

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	122,972
authorized, 122,971,743 shares issued and outstanding
Additional paid-in capital	6,036,671
Accumulated deficit	(6,329,966)
Total stockholders' deficit	(170,323)

Total liabilities and stockholders' deficit	$348

See accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	September 30, 2005	September 30, 2004

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	1,848	79
Total operating expenses	1,848	79

Other income
Exchange rate gain (loss)	(8)	(37)

Loss from operations	(1,840)	(42)

Provision for income taxes	--	--

Net loss	$(1,840)	$(42)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	114,481,590	102,971,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net loss	$(1,840)	$(42)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	1,809	--
Change in loans payable to shareholder	--	--
Net cash used by operating activities	(31)	(42)

Net change in cash	(31)	(42)

Cash, beginning of period	379	505

Cash, end of period	$348	$463

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,330,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Assets

As of September 30, 2005, our sole asset was cash in the amount of $348.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2005 were $170,671, compared to $155,389 as of September 30, 2004. On September 30, 2005, we had current liabilities in the amount of $72,942. Our current liabilities consisted of accounts payable in the amount of $23,815 and accrued liabilities in the amount of $49,127. On September 30, 2005, we had long-term liabilities in the amount of $97,729. Our long-term liabilities consisted of loans payable in the amount of $40,247 and loans due to shareholder in the amount of $57,482.

Results of Operations for the Three Months Ended September 30, 2005

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the period ended September 30, 2005.

We incurred operating expenses in the amount of $1,848 for the three month period ended September 30, 2005, compared to operating expenses of $79 for the three month period ended September 30, 2004. Our operating expenses for the period ended September 30, 2005 were entirely attributable to selling, general and administrative expenses. Our operating expenses increased and consisted primarily of accounting and legal expenditures we incurred in complying with the reporting requirements of the Securities and Exchange Act of 1934, as amended.

We incurred a net loss of $1,840 in the three month period ended September 30, 2005, compared to $42 for the period ended September 30, 2004. Our losses for the three month period ended September 30, 2005 and in the same three month period ended September 30, 2004 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of September 30, 2005, our sole asset was cash in the amount of $348. We had a working capital deficit of $72,594 as of September 30, 2005. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

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

Planet411.com Inc.

Date:	November 14, 2005

By: /s/ Victor Cantore Victor Cantore Title: Chief Executive Officer, Chief Financial Officer, and Director