Form 10QSB
period 2005-12-31
PLANET411 COM INC
filed 2006-03-23
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-27645

Planet 411.com Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Indentification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,743 common shares as of March 17, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of December 31, 2005.
(b)	Statements of Operations for the three and six months ended December 31, 2005 and 2004;
(c)	Statements of Cash Flows for the six months ended December 31, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

PLANET411.COM, INC.
BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

December 31, 2005
ASSETS

Current assets
Cash	$1,254

Total assets	$1,254

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$25,565
Accrued liabilities	49,127
Total current liabilities	74,692

Long term liabilities
Loans payable	40,247
Loans due to shareholder	67,134
Total long term liabilities	107,381

Total liabilities	182,073

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972

Additional paid-in capital	6,036,671
Accumulated deficit	(6,340,462)
Total stockholders' deficit	(180,819)

Total liabilities and stockholders' deficit	$1,254

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31, 2005	For the three months ended December 31, 2004	For the six months ended December 31, 2005	For the six months ended December 31, 2004

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	10,496	37	12,344	116
Total operating expenses	10,496	37	12,344	116

Other income
Exchange rate gain (loss)	--	23	8	60

Loss from operations	(10,496)	(14)	(12,336)	(56)

Provision for income taxes	--	--	--	--

Net loss	$(10,496)	$(14)	$(12,336)	$(56)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	114,481,590	102,971,743	114,481,590	102,971,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31, 2005	For the six months ended December 31, 2004

Cash flows from operating activities:
Net loss	$(12,336)	$(56)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	3,559	--
Change in loans payable to shareholder	9,652	--
Net cash used by operating activities	875	(56)

Net change in cash	875	(56)

Cash, beginning of period	379	505

Cash, end of period	$1,254	$449

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2005 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,340,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

We have no employees other than our sole officer, Mr. Derek Ivany. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of December 31, 2005, our sole asset was cash in the amount of $1,254.

Liabilities and Stockholders’ Deficit

On December 31, 2005, we had current liabilities in the amount of $74,692 current liabilities consisted of accounts payable in the amount of $25,565 and accrued liabilities in the amount of $49,127. On December 31, 2005, we had long-term liabilities in the amount of $107,381. Our long-term liabilities consisted of loans payable in the amount of $40,247 and loans due to shareholder in the amount of $67,134.

Results of Operations for the Three and Six Months Ended December 31, 2005

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the period ended December 31, 2005.

We incurred operating expenses in the amount of $10,496 for the three month period ended December 31, 2005, compared to operating expenses of $37 for the three month period ended December 31, 2004. For the six month period ended December 31, 2005 we incurred operating expenses in the amount of $12,344, compared to operating expenses of $116 for the six month period ended December 31, 2004. Our operating expenses for the three and six months ended December 31, 2005 were entirely attributable to selling, general and administrative expenses. Our operating expenses increased and consisted primarily of accounting and legal expenditures we incurred in complying with the reporting requirements of the Securities and Exchange Act of 1934, as amended.

We incurred a net loss of $10,496 in the three month period ended December 31, 2005, compared to $14 for the period ended December 31, 2004. For the six month period ended December 31, 2005, we incurred a net loss in the amount of $12,336, compared to a net loss of $56 for the same six month period in the prior year. Our losses for the three and six months ended December 31, 2005 and in for the same reporting periods in the prior year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of December 31, 2005, our sole asset was cash in the amount of $1,254. We had a working capital deficit of $180,819 as of December 31, 2005. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2005.

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

Planet411.com Inc.

Date:	March 20, 2006

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Chief Financial Officer, and Director