Form 10QSB
period 2006-03-31
PLANET411 COM INC
filed 2006-05-17
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,743 common shares as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of March 31, 2006;
F-2	Unaudited Statements of Operations for the three and nine months ended March 31, 2006 and 2005;
F-3	Unaudited Statements of Cash Flows for the nine months ended March 31, 2006 and 2005;
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

PLANET411.COM, INC.
BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)
ASSETS

Current assets
Cash	$9,958

Total assets	$9,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,221
Accrued liabilities	49,127
Total current liabilities	71,348

Long term liabilities
Loans payable	40,247
Loans due to shareholder	82,134
Total long term liabilities	122,381

Total liabilities	193,729

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972
Additional paid-in capital	6,036,671
Accumulated deficit	(6,343,414)
Total stockholders' deficit	(183,771)

Total liabilities and stockholders' deficit	$9,958

See Accompanying Notes to Financial Statements

.
PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the nine months ended March 31, 2006	For the nine months ended March 31, 2005

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	6,292	29,434	15,296	29,551
Total operating expenses	6,292	29,434	15,296	29,551

Other income
Exchange rate gain (loss)	--	--	8	60

Loss from operations	(6,292)	(29,434)	(15,288)	(29,491)

Provision for income taxes	--	--	--	--

Net loss	$(6,292)	$(29,434)	$(15,288)	$(29,491)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	122,971,743	109,473,801	122,971,743	109,473,801

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended March 31, 2006	For the nine months ended March 31, 2005

Cash flows from operating activities:
Net loss	$(15,288)	$(29,491)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	215	--
Net cash used by operating activities	9,579	(19,491)

Cash flows from financing activities:
Proceeds from issuance of common stocks	--	20,000
Change in loans payable to shareholder	24,652	--
Net cash provided by financing activities	--	20,000

Net change in cash	9,579	509

Cash, beginning of period	379	505

Cash, end of period	$9,958	$1,014

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3. GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,343,400 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion and in our other filings with the Securities and Exchange Commission.

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

We reported during our second quarter that we expect expenditures of approximately $20,000 for the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

We have no employees other than our sole officer, Mr. Derek Ivany. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations for the Three and Nine Months Ended March 31, 2006 and 2005

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three or nine months period ended March 31, 2006 or 2005.

We incurred operating expenses in the amount of $6,292 for the three month period ended March 31, 2006, compared to operating expenses of $29,434 for the three month period ended March 31, 2005. Our operating expenses for the period ended March 31, 2006 were entirely attributable to selling, general and administrative expenses. We incurred operating expenses in the amount of $15,296 for the nine months ended March 31, 2006, compared to operating expenses of $29,551 for the nine months ended March 31, 2005. Our operating expenses have decreased primarily due to lower accounting and legal expenditures incurred during the reporting period.

We incurred a net loss of $6,292 in the three month period ended March 31, 2006, compared to $29,434 for the three month period ended March 31, 2005. For the nine month period ended March 31, 2006 we incurred a net loss in the amount of $15,288, compared to a net loss of $29,491 for the same nine month period in the prior year. Our losses for the three and nine month periods ended March 31, 2006 and 2005 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of March 31, 2006, our sole asset was cash in the amount of $9,958. On March 31, 2006, we had current liabilities in the amount of $71,348. Our current liabilities consisted of accounts payable in the amount of $22,221 and accrued liabilities in the amount of $49,127. We had a working capital deficit of $61,390 as of March 31, 2006. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2006 there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of approximately $6,343,400 since our inception. We will require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policy fits this definition.

Use of estimates

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Planet411.com Inc.

Date:	May 16, 2006

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Chief Financial Officer, and Director