Form 10KSB/A
period 2005-06-30
PLANET411 COM INC
filed 2006-06-08
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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
122,971,743 Common Shares as of March 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

Explanatory Note

The purpose of this amendment to the Annual Report previously filed with the United States Securities and Exchange Commission on November 3, 2005 is to revise the disclosure in Item 8A titled Controls and Procedures and to revise the Statements of Cash Flows to properly classify cash flows related to loans payable to shareholders as cash flows from financing activities.

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

Item 2. Description of Property

We do not own or lease any real estate property. Our offices are located at 8720 Dufrost, St. Leonard, Quebec, Canada H1P 2Z5. Our offices are provided at no cost.

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

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2005

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance, June 30, 2003	--	--	102,971,743	102,972	6,036,671	(6,290,085)	(150,442)

Net loss	--	--	--	--	--	(4,442)	(4,442)

Balance, June 30, 2004	--	--	102,971,743	102,972	6,036,671	(6,294,527)	(154,884)

Issuance of common stock for cash, $.001 per share	--	--	20,000,000	20,000	--	--	20,000

Net loss	--	--	--	--	--	(33,599)	(33,599)

Balance, June 30, 2005	--	$--	122,971,743	$122,972	$6,036,671	$(6,328,126)	$(168,483)

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(33,599)	$(4,442)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	1,525	3,604
Change in accrued liabilities	1,948	--
Net cash used by operating activities	(30,126)	(838)

Cash flows from financing activities:
Proceeds from issuance of common stock	20,000	--
Change in loans payable to shareholder	10,000	(2,984)
Net cash provided by financing activities	30,000	(2,984)

Net change in cash	(126)	(3,822)

Cash, beginning of period	505	4,327

Cash, end of period	$379	$505

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

Subsequent to the reporting period on August 1, 2005, De Joya & Company, Inc. resigned as our accountant. We engaged De Joya Griffith & Company, LLC as our principal accountants effective August 2, 2005. The decision to change auditors was approved by our board of directors. We did not have any disagreements with our former auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Former Chief Executive Officer and Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Former Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2005:

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

Planet411.com Inc.
By:	/s/ Derek Ivany Chief Executive Officer & Chief Financial Officer Date: June 5, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Derek Ivany Derek Ivany Director June 5, 2006	By:	/s/ Shing Lo Shing Lo Director June 5, 2006