Form 10QSB/A
period 2005-09-30
PLANET411 COM INC
filed 2006-06-08
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

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

Explanatory Note

The purpose of this amendment to the Quarterly Report previously filed with the United States Securities and Exchange Commission on November 14, 2005 is to revise the disclosure in Item 8A titled Controls and Procedures.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB/A are as follows:

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Former Chief Executive Officer and Chief Financial Officer, Victor Cantore. Based upon that evaluation, our Former Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Planet411.com Inc.

Date:	June 5, 2006

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Chief Financial Officer, and Director