Form 10QSB/A
period 2005-12-31
PLANET411 COM INC
filed 2006-06-08
CIK 1096555

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

Explanatory Note

The purpose of this amendment to the Quarterly Report previously filed with the United States Securities and Exchange Commission on March 23, 2006 is to revise the Statements of Cash Flows to properly classify cash flows related to loans payable to shareholders as cash flows from financing activities.

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

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended	For the six months ended
	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net loss	$(12,336)	$(56)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	3,559	--
Net cash used by operating activities	(8,777)	(56)

Cash flows from financing activities:
Change in loans payable to shareholder	9,652	--
Net cash provided by financing activities	9,652	--

Net change in cash	875	(56)

Cash, beginning of period	379	505

Cash, end of period	$1,254	$449

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