Form 10QSB/A
period 2005-12-31
PLANET411 COM INC
filed 2006-07-17
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

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

Explanatory Note

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-QSB previously filed with the United States Securities and Exchange Commission on March 23, 2006, as amended by Amendment No. 1 filed on June 8, 2006, is to revise the financial statements so that changes in the accounts payable as reported in the statement of cash flows for the six months ended December 31, 2005 are consistent with the actual change in the accounts payable as reported on the balance sheets between June 30, 2005 and December 31, 2005 and so that the net loss for the six months ended December 31, 2005 is consistent with the net loss reported on the statement of cash flows for the six months ended December 31, 2005.

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

PLANET411.COM, INC.
BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

December 31, 2005
ASSETS

Current assets
Cash	$1,254

Total assets	$1,254

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,279
Accrued liabilities	49,127
Total current liabilities	71,406

Long term liabilities
Loans payable	40,247
Loans due to shareholder	67,134
Total long term liabilities	107,381

Total liabilities	178,787

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972

Additional paid-in capital	6,036,671
Accumulated deficit	(6,337,176)
Total stockholders' deficit	(177,533)

Total liabilities and stockholders' deficit	$1,254

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31, 2005	For the three months ended December 31, 2004	For the six months ended December 31, 2005	For the six months ended December 31, 2004

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	7,210	37	9,058	116
Total operating expenses	7,210	37	9,058	116

Other income
Exchange rate gain (loss)	--	23	8	60

Loss from operations	(7,210)	(14)	(9,050)	(56)

Provision for income taxes	--	--	--	--

Net loss	$(7,210)	$(14)	$(9,050)	$(56)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	114,481,590	102,971,743	114,481,590	102,971,743

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended	For the six months ended
	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net loss	$(9,050)	$(56)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	273	--
Net cash used by operating activities	(8,777)	(56)

Cash flows from financing activities:
Change in loans payable to shareholder	9,652	--
Net cash provided by financing activities	9,652	--

Net change in cash	875	(56)

Cash, beginning of period	379	505

Cash, end of period	$1,254	$449

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

Liabilities and Stockholders’ Deficit

On December 31, 2005, we had current liabilities in the amount of $71,406 current liabilities consisted of accounts payable in the amount of $22,279 and accrued liabilities in the amount of $49,127.  On December 31, 2005, we had long-term liabilities in the amount of $107,381. Our long-term liabilities consisted of loans payable in the amount of $40,247 and loans due to shareholder in the amount of $67,134.

Results of Operations for the Three and Six Months Ended December 31, 2005

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the period ended December 31, 2005.

We incurred operating expenses in the amount of $7,210 for the three month period ended December 31, 2005, compared to operating expenses of $37 for the three month period ended December 31, 2004. For the six month period ended December 31, 2005 we incurred operating expenses in the amount of $9,058, compared to operating expenses of $116 for the six month period ended December 31, 2004. Our operating expenses for the three and six months ended December 31, 2005 were entirely attributable to selling, general and administrative expenses. Our operating expenses increased and consisted primarily of accounting and legal expenditures we incurred in complying with the reporting requirements of the Securities and Exchange Act of 1934, as amended.

We incurred a net loss of $7,210 in the three month period ended December 31, 2005, compared to $14 for the period ended December 31, 2004. For the six month period ended December 31, 2005, we incurred a net loss in the amount of $9,050, compared to a net loss of $56 for the same six month period in the prior year. Our losses for the three and six months ended December 31, 2005 and in for the same reporting periods in the prior year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of December 31, 2005, our sole asset was cash in the amount of $1,254. We had a working capital deficit of $70,152 as of December 31, 2005. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

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

Planet411.com Inc.

Date:	July 17, 2006

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Chief Financial Officer, and Director