Form 10QSB/A
period 2006-03-31
PLANET411 COM INC
filed 2006-07-17
CIK 1096555

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

Explanatory Note

The purpose of this amendment to the Quarterly Report on Form, 10-QSB previously filed with the United States Securities and Exchange Commission on May 17, 2006 is to revise the statement of cash flows for the nine months ended March 31, 2006 so that the disclosure is mathematically accurate.

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

PLANET411.COM, INC.
BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)
ASSETS

Current assets
Cash	$9,958

Total assets	$9,958

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,221
Accrued liabilities	49,127
Total current liabilities	71,348

Long term liabilities
Loans payable	40,247
Loans due to shareholder	82,133
Total long term liabilities	122,380

Total liabilities	193,728

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972
Additional paid-in capital	6,036,671
Accumulated deficit	(6,343,413)
Total stockholders' deficit	(183,770)

Total liabilities and stockholders' deficit	$9,958

See Accompanying Notes to Financial Statements

.
PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2006	For the three months ended March 31, 2005	For the nine months ended March 31, 2006	For the nine months ended March 31, 2005

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	6,237	29,434	15,295	29,551
Total operating expenses	6,237	29,434	15,295	29,551

Other income
Exchange rate gain (loss)	--	--	8	60

Loss from operations	(6,237)	(29,434)	(15,287)	(29,491)

Provision for income taxes	--	--	--	--

Net loss	$(6,237)	$(29,434)	$(15,287)	$(29,491)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	122,971,743	109,473,801	122,971,743	109,473,801

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended March 31, 2006	For the nine months ended March 31, 2005

Cash flows from operating activities:
Net loss	$(15,287)	$(29,491)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	215	--
Net cash used by operating activities	(15,072)	(19,491)

Cash flows from financing activities:
Proceeds from issuance of common stocks	--	20,000
Change in loans payable to shareholder	24,651	--
Net cash provided by financing activities	24,651	20,000

Net change in cash	9,579	509

Cash, beginning of period	379	505

Cash, end of period	$9,958	$1,014

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

We incurred operating expenses in the amount of $6,237 for the three month period ended March 31, 2006, compared to operating expenses of $29,434 for the three month period ended March 31, 2005. Our operating expenses for the period ended March 31, 2006 were entirely attributable to selling, general and administrative expenses. We incurred operating expenses in the amount of $15,296 for the nine months ended March 31, 2006, compared to operating expenses of $29,551 for the nine months ended March 31, 2005. Our operating expenses have decreased primarily due to lower accounting and legal expenditures incurred during the reporting period.

We incurred a net loss of $6,237 in the three month period ended March 31, 2006, compared to $29,434 for the three month period ended March 31, 2005. For the nine month period ended March 31, 2006 we incurred a net loss in the amount of $15,287, compared to a net loss of $29,491 for the same nine month period in the prior year. Our losses for the three and nine month periods ended March 31, 2006 and 2005 are entirely attributable to operating expenses.

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