Form 10QSB/A
period 2006-03-31
PLANET411 COM INC
filed 2006-08-10
CIK 1096555

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

Explanatory Note

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-QSB previously filed with the United States Securities and Exchange Commission on May 17, 2006, as amended by Amendment No. 1 filed on July 17, 2006, is to revise the statement of cash flows for the nine months ended March 31, 2006 so that the disclosure is mathematically accurate.

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

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	6,237	29,434	15,295	29,551
Total operating expenses	6,237	29,434	15,295	29,551

Other income
Exchange rate gain (loss)	--	--	8	60

Loss from operations	(6,237)	(29,434)	(15,287)	(29,491)

Provision for income taxes	--	--	--	--

Net loss	$(6,237)	$(29,434)	$(15,287)	$(29,491)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	122,971,743	109,473,801	122,971,743	109,473,801

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended	For the nine months ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net loss	$(15,287)	$(29,491)
Adjustments to reconcile net loss to net
cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	215	--
Net cash used by operating activities	(15,072)	(29,491)

Cash flows from financing activities:
Proceeds from issuance of common stocks	--	20,000
Change in loans payable to shareholder	24,651	10,000
Net cash provided by financing activities	24,651	30,000

Net change in cash	9,579	509

Cash, beginning of period	379	505

Cash, end of period	$9,958	$1,014

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

Planet411.com Inc.

Date:	August 7, 2006

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Chief Financial Officer, and Director