Form 10KSB
period 2006-06-30
PLANET411 COM INC
filed 2006-10-13
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $496,802 as of September 20, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
122,971,743 Common Shares as of June 30, 2006

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

Research and Development

We did not incur any research or development expenditures during the fiscal years ended June 30, 2006 or 2005.

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

Item 4. Submission of Matters to a Vote of the Security Holders

No matters have been submitted to our security holders for a vote at a meeting or otherwise during the fiscal year ended June 30, 2006.

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

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending June 30, 2006
Quarter Ended	High $	Low $
September 30, 2005	0.03	0.01
December 31, 2005	0.02	0.005
March 31, 2006	0.018	0.007
June 30, 2006	0.018	0.005

Fiscal Year Ending June 30, 2005
Quarter Ended	High $	Low $
June 30, 2005	0.01	0

On September 15, 2005 the last sales price per share of our common stock was $0.007.

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

Holders of Our Common Stock

As of June 30, 2006, there were approximately eighty-two (82) holders of our common stock and several other stockholders hold shares in street name.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the fiscal year ended June 30, 2006.

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

We currently have forecasted the expenditure of approximately $25,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

We have no employees other than our sole officer, Mr. Derek Ivany. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the fiscal year ended June 30, 2006.

We incurred operating expenses in the amount of $35,097 for the fiscal year ended June 30, 2006, compared to operating expenses of $33,671 for the fiscal year ended June 30, 2005. Our operating expenses for the fiscal year ended June 30, 2006 were entirely attributable to selling, general and administrative expenses.

We incurred a net loss of $35,809 in the fiscal year ended June 30, 2006, compared to $33,599 for the fiscal year end June 30, 2005. Our losses for the fiscal year ended June 30, 2006 and in the prior fiscal year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of June 30, 2006, we had cash in the amount of $5,421 and current liabilities of $80,042. We had a working capital deficit of $74,621 as of June 30, 2006. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to June 30, 2006, we incurred cumulative losses of approximately $6,356,000. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7. Financial Statements

Index to Audited Consolidated Financial Statements:

F-1  Independent Auditor’s Report

F-2  Balance Sheet - June 30, 2006

F-3  Statements of Operations - Years Ended June 30, 2006 and June 30, 2005

F-4  Statements of Stockholders’ Deficit - Years Ended June 30, 2006 and June 30, 2005

F-5  Statements of Cash Flows - Years Ended June 30, 2006 and June 30, 2005

F-6  Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Planet411.com, Inc. as of June 30, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Planet411.com, Inc. as of June 30, 2006, and the results of its operations and cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/De Joya Griffith & Company, LLC
Henderson, NV
October 13, 2006

PLANET411.COM, INC.
BALANCE SHEET
JUNE 30, 2006

ASSETS

Current assets
Cash	$5,421

Total assets	$5,421

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$30,915
Loans payable	40,247
Loans due to shareholder	82,133
153,295

Long term liabilities	--

Total liabilities	153,295

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares	--
authorized, none issued or outstanding
Common stock; $0.001 par value; 200,000,000 shares	122,972
authorized, 122,971,743 shares issued and outstanding
Additional paid-in capital	6,092,369
Accumulated deficit	(6,363,215)
Total stockholders' deficit	(147,874)

Total liabilities and stockholders' deficit	$5,421

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	June 30, 2006	June 30, 2005

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	35,097	33,671
Total operating expenses	35,097	33,671

Other income
Exchange rate gain (loss)	8	72

Loss from operations	(35,089)	(33,599)

Provision for income taxes	--	--

Net loss	$(35,089)	$(33,599)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	122,971,743	112,341,606

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED JUNE 30, 2006

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2004	--	$--	102,971,743	$102,972	$6,036,671	$(6,294,527)	$(154,884)

Issuance of common stock for cash, $.001 per share	--	--	20,000,000	20,000	--	--	20,000

Net loss	--	--	--	--	--	(33,599)	(33,599)

Balance, June 30, 2005	--	--	122,971,743	122,972	6,036,671	(6,328,126)	(168,483)

Forgiveness of accrued interest by shareholder	--	--	--	--	55,698	--	55,698

Net loss	--	--	--	--	--	(35,089)	(35,089)

Balance, June 30, 2006	--	$--	$122,971,743	$122,972	$6,092,369	$(6,363,215)	$(147,874)

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOW

	For the year ended	For the year ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities:
Net loss	$(35,089)	$(33,599)
Adjustments to reconcile net loss to net
cash used by operating activities:
Interest expense - accounted for as capital contribution	6,571	--
Changes in operating assets and liabilities:
Change in accounts payable	8,909	1,525
Change in accrued liabilities	--	1,948
Net cash used by operating activities	(19,609)	(30,126)

Cash flows from financing activities:
Proceeds from issuance of common stocks	--	20,000
Change in loans payable to shareholders	24,651	10,000
Net cash used by financing activities	24,651	30,000

Net change in cash	5,042	(126)

Cash, beginning of period	379	505

Cash, end of period	$5,421	$379

Supplemental disclosure of non-cash investing & financing activities
Forgiveness of accrued interest liability recorded as contributed capital	$49,127	$--

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Financial Statements

PLANET411.COM
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

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,363,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

F-6

PLANET411.COM
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

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

2.     LOANS PAYABLE

As of June 30, 2006, the company had non-interest bearing demand loans totaling $40,247 from unrelated parties that are unsecured.

3.     LOANS DUE TO SHAREHOLDER

As of June 30, 2006, the company had an unsecured, 8% interest bearing demand loans due to a shareholder of the Company totaling $82,133. Unpaid interest as of June 30, 2006 totals $55,698 has been forgiven and recorded as additional paid in capital on the accompanying statements of stockholders’ deficit.

4.     CAPITAL STOCK TRANSACTIONS

Preferred stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2006, the Company has no shares of preferred stock issued or outstanding.

Common stock - The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2006, the Company has 122,971,743 shares of common stock issued and outstanding.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

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

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the fiscal year ended June 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of June 30, 2006. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the board of directors.

Name	Age	Office(s) Held
Derek Ivany	23	Chief Executive Officer, Chief Financial Officer, and Director
Victor Cantore	41	Director
Shing Lo	37	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Derek Ivany. Mr. Ivany was appointed to our board of directors on September 15, 2005 and was appointed as our Chief Executive Officer and Chief Financial Officer on November 29, 2005. Mr. Ivany’s business experience has been focused in the area of technical services. Since March 2000, Mr. Ivany has acted as a consultant in the technical services area to TransEuro Energy Corp. and Tainted Enterprises Inc. In September 2004, Mr. Ivany co-founded with Mr. Lo Indochina Securities Inc.  Since June 2005, Mr. Ivany has served as the Vice President of Business Development and a director of Star Uranium Corporation, a Canadian corporation trading on the TSX Venture Exchange.

Victor Cantore. Mr. Cantore became our President, Secretary and sole director on November 14, 2001 and served as our Chief Executive Officer and Chief Financial Officer until November 29, 2005. From 1999 to 2001, Mr. Cantore has operated his own venture capital fund, Cantore Capital. From June 1992 to April 1999, he was an investment advisor with RBC Dominion Securities and Tasse & Associates.

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

Significant Employees

We do not have any employees other than our sole officer, Derek Ivany.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending June 30, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2006:

Code of Ethics Disclosure

As of June 30, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. Our management believes that the size of our company and current operations at this time do not require a code of ethics to govern the behavior of our sole officer. We anticipate that we will adopt a code of ethics once we commence operations.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Derek Ivany	Director, CEO, and CFO	2006 2005 2004	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a	0 n/a n/a
Victor Cantore	Director, Former CEO, and Former CFO	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Stock Option Grants

We did not grant any stock options to our executive officers or employees during the year ended June 30, 2006. We have not granted any stock options to our executive officers or employees since June 30, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 30, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

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

The percent of class is based on 122,971,743 shares of common stock issued and outstanding as of June 30, 2006.

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

Equity Compensation Plans as of June 30, 2006
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

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2006 was approximately $9,000 and approximately $3,500 for the fiscal year ended June 30, 2005.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements during the fiscal year ended June 30, 2006 or 2005.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Planet411.com Inc.

By:	/s/ Derek Ivany
Derek Ivany
Chief Executive Officer & Chief Financial Officer
Date: October 13, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By:	/s/ Derek Ivany Derek Ivany Director October 13, 2006	By:	/s/ Shing Lo Shing Lo Director October 13, 2006

By: /s/ Victor Cantore Victor Cantore Director October 13, 2006