Form 10QSB
period 2006-09-30
PLANET411 COM INC
filed 2006-12-06
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27645

Planet411.com, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 Dufrost, St Leonard, Quebec, Canada H1P 2Z5
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,473 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2006;
F-2	Statements of Operations for the three months ended September 30, 2006 and 2005;
F-3	Statements of Cash Flows for the three months ended September 30, 2006 and 2005;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

PLANET411.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$--

Total assets	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$29,899
Accrued liabilities	-
Total current liabilities	29,899

Long term liabilities
Loans payable	40,247
Loans due to shareholder	82,134
Total long term liabilities	122,381

Total liabilities	152,280

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972
Additional paid-in capital	6,092,369
Accumulated deficit	(6,367,621)
Total stockholders' deficit	(152,280)

Total liabilities and stockholders' deficit	$--

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	4,406	1,848
Total operating expenses	4,406	1,848

Other income
Exchange rate gain (loss)	--	(8)

Loss from operations	(4,406)	(1,840)

Provision for income taxes	--	--

Net loss	$(4,406)	$(1,840)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	114,481,590	114,481,590

See Accompanying Notes to Financial Statements

 PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005

Cash flows from operating activities:
Net loss	$(4,406)	$(1,840)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	(1,015)	1,809
Change in loans payable to shareholder	--	--
Net cash used by operating activities	(5,421)	(31)

Net change in cash	(5,421)	(31)

Cash, beginning of period	5,421	379

Cash, end of period	$--	$348

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2006

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,368,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.     Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Results of Operations for the three months ended September 30, 2006 and 2005

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three months ended September 30, 2006.

We incurred operating expenses in the amount of $4,406 for the three months ended September 30, 2006, compared to operating expenses of $1,848 for the three months ended September 30, 2005. Our operating expenses for the three months ended September 30, 2006 and 2005 were entirely attributable to selling, general and administrative expenses.

We incurred a net loss of $4,406 for the three months ended September 30, 2006, compared to $1,840 for the three months ended September 30, 2005. Our losses for the three months ended September 30, 2006 and 2005 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of September 30, 2006, we had no assets and current liabilities of $29,899. We had a working capital deficit of $29,899 as of September 30, 2006. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2006, we incurred cumulative losses of approximately $6,360,000. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

Item 5.     Other Information

None

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

Planet411.com Inc.

Date:	November 27, 2006

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director