Form 10QSB
period 2006-12-31
PLANET411 COM INC
filed 2007-02-09
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 122,971,473 common shares as of December 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of December 31, 2006;
F-2	Statements of Operations for the three and six months ended December 31, 2006 and 2005;
F-3	Statements of Cash Flows for the six months ended December 31, 2006 and 2005;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

PLANET 411.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

December 31, 2006

ASSETS
Current assets
Cash	$--

Total assets	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$35,369
Accrued liabilities	-
Total current liabilities	35,369

Long term liabilities
Loans payable	40,247
Loans due to shareholder	82,134
Total long term liabilities	122,381

Total liabilities	157,750

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972
Additional paid-in capital	6,092,369
Accumulated deficit	(6,373,091)
Total stockholders' deficit	(157,750)

Total liabilities and stockholders' deficit	$--

See Accompanying Notes to Financial Statements

PLANET 411.COM, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended December 31, 2006	For the three months ended December 31, 2005

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Selling general and administrative	5,470	7,210
Total operating expenses	5,470	7,210

Other income
Exchange rate gain (loss)	--	--

Loss from operations	(5,470)	(7,210)

Provision for income taxes	--	--

Net loss	$(5,470)	$(7,210)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	114,481,590	114,481,590

See Accompanying Notes to Financial Statements

PLANET 411.COM, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the six months ended December 31, 2006	For the six months ended December 31, 2005
Cash flows from operating activities:
Net loss	$(9,876)	$(9,050)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	4,455	273
Net cash used by operating activities	(5,421)	(8,777)

Cash flows from operating activities:
Change in loans payable to shareholder		9,652
Net cash used by financing activities	-	9,652

Net change in cash	(5,421)	875

Cash, beginning of period	5,421	379

Cash, end of period	$--	$1,254

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 2006

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of December 31, 2006 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,373,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Results of Operations for the three and six months ended December 31, 2006 and 2005

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three months ended December 31, 2006.

We incurred operating expenses in the amount of $5,470 for the three months ended December 31, 2006, compared to operating expenses of $7,210 for the three months ended December 31, 2005. We incurred operating expenses in the amount of $9,876 for the six months ended December 31, 2006, compared to operating expenses of $9,058 for the three months ended December 31, 2005. Our operating expenses for the three and six months ended December 31, 2006 and 2005 were entirely attributable to selling, general and administrative expenses.

We incurred a net loss of $5,470 for the three months ended December 31, 2006, compared to $7,210 for the three months ended December 31, 2005. Our losses for the three months ended December 31, 2006 and 2005 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of December 31, 2006, we had no assets and current liabilities of $35,369. We had a working capital deficit of $35,369 as of December 31, 2006. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to December 31, 2006, we incurred cumulative losses of approximately $6,373,000. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

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

Item 3.    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006.

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

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006.

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

Planet411.com Inc.

Date:	February 9, 2007
By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director