Form 10QSB
period 2007-03-31
PLANET411 COM INC
filed 2007-05-14
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 245,943 common shares as of April 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2007
F-2	Statements of Operations for the three and nine months ended March 31, 2007 and 2006
F-3	Statements of Cash Flows for the three and nine months ended March 31, 2007 and 2006
F-4	Notes to Financial Statements

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

PLANET411.COM, INC.
BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

March 31, 2007

ASSETS

Current assets
Cash	$0

Total assets	$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$40,795
Accrued liabilities	-
Total current liabilities	40,795

Long term liabilities
Loans payable	40,247
Loans due to shareholder	88,634
Total long term liabilities	128,881

Total liabilities	169,676

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares authorized, 122,971,743 shares issued and outstanding	122,972
Additional paid-in capital	6,092,369
Accumulated deficit	(6,385,017)
Total stockholders' deficit	(169,676)

Total liabilities and stockholders' deficit	$0

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006	For the nine months ended March 31, 2007	For the nine months ended March 31, 2006

Revenues	$--	$--	$--	$--

Cost of revenues	--	--	--	--

Gross profit	--	--	--	--

Operating expenses
Selling general and administrative	11,926	6,292	21,802	15,296
Total operating expenses	11,926	6,292	21,802	15,296

Other income
Exchange rate gain (loss)	--	--	--	8

Loss from operations	(11,926)	(6,292)	(21,802)	(15,288)

Provision for income taxes	--	--	--	--

Net loss	$(11,926)	$(6,292)	$(21,802)	$(15,288)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	114,481,590	114,481,590	114,481,590	114,481,590

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended March 31, 2007	For the nine months ended March 31, 2006

Cash flows from operating activities:
Net loss	$(21,802)	$(15,288)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	4,455	215
Net cash used by operating activities	(17,347)	(15,073)

Cash flows from operating activities:
Change in loans payable to shareholder	11,926	24,652
Net cash used by financing activities	11,926	24,652

Net change in cash	(5,421)	9,579

Cash, beginning of period	5,421	379

Cash, end of period	$0	$9,958

See Accompanying Notes to Financial Statements

PLANET411.COM, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2007

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,385,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Results of Operations for the three and nine months ended March 31, 2007 and 2006

We have had no material business operations since October 16, 2001. As a result, we did not earn any revenue during the three months ended March 31, 2007.

We incurred operating expenses in the amount of $11,926 for the three months ended March 31, 2007, compared to operating expenses of $6,292 for the three months ended March 31, 2006. We incurred operating expenses in the amount of $21,802 for the nine months ended March 31, 2007, compared to operating expenses of $15,296 for the three months ended March 31, 2006. Our operating expenses for the three and nine months ended March 31, 2007 and 2005 were entirely attributable to selling, general and administrative expenses.

We incurred a net loss of $11,926 for the three months ended March 31, 2007, compared to $6,292 for the three months ended March 31, 2006. We incurred a net loss of $21,802 for the nine months ended March 31, 2007, compared to $15,288 for the nine months ended March 31, 2006. Our losses for the three and nine months ended March 31, 2007 and 2005 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of March 31, 2007, we had no assets and current liabilities of $40,795. We had a working capital deficit of $40,795 as of March 31, 2007. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to March 31, 2007, we incurred cumulative losses of approximately $6,385,000. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On March 30, 2007, we held the annual meeting of our security holders. The meeting was called for the purpose of electing directors, confirming the appointment of Moore and Associates Chartered as our independent certified public accountant for the fiscal year ended June 30, 2007, and to approve a one for 500 reverse split of stock as approved by the board of directors on February 19, 2007. The total number of shares of common stock outstanding on the record date, February 19, 2007, was 122,971,473 shares. The number of votes represented at the meeting was 66,062,358 shares, or 53.7% of the shares eligible to vote.

The following individuals were elected as directors with the votes being as follows:

Nominee	Votes Cast For	Votes Cast Against	Abstain
Derek Ivany	65,748,156	313,827	375
Victor Cantore	65,748,156	313,827	375

Mr. Shing Lo was nominated for election as director, but on March 9, 2007 resigned as a member of our board of directors and declined to stand for re-election. There was no known disagreement with Mr. Lo on any matter relating to our operations, policies or practices.

The appointment of Moore and Associates Chartered as the Company’s independent certified public accountant for the fiscal year ended December 31, 2006 was confirmed, with the votes cast being as follows:

Votes Cast For	Votes Cast Against	Abstain
65,947,556	113,827	975

 With respect to the proposal to approve a one for 500 reverse split of stock, votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Abstain
65,939,867	120,566	1,925
On April 16, 2007, the effective date of the reverse split, the number of shares of common stock issued and outstanding were reduced from 122,971,743 shares to approximately 245,943 shares. The number of authorized shares remained unaffected

No other matters were acted upon by our security holders at our annual meeting.

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

Planet411.com Inc.

Date:	May 14, 2007

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director