Form 10KSB
period 2007-06-30
IVANY MINING INC
filed 2007-09-28
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number 000-27645

Ivany Mining, Inc.
(Name of small business issuer in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8720-A Rue Du Frost St Leonard, Quebec Canada	H1P 2Z5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (514)-325-4567

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	Not Applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not available.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 20,246,032 Common Shares as of September 26, 2007.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

In General

Subsequent to the reporting period on July 18, 2007, we changed our name to Ivany Mining, Inc. We are now in the business of mineral exploration and development. We have recently acquired or entered into agreements to acquire several mineral claims in the provinces and Quebec and Alberta, Canada. Our plan is to attempt to identify and pursue opportunities for the acquisition and development of mining properties in Canada and around the world.

We are focused on the strategic acquisition and development of uranium, diamond, base metals, and precious metal properties on a worldwide basis. Our long-term objective is to become a sustainable mid-tier base & precious metal producer in Canada & Cambodia, to the benefit of all stakeholders, in a socially and environmentally responsible manner. Our overall strategy is to rapidly advance our recently acquired/optioned base & precious metal exploration properties.

Exploration of our mineral claims is required before a final determination as to their viability can be made. The existence of commercially exploitable mineral deposits in our mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration programs.

Zama Lake Pb-Zn Property

Acquisition of Property

On September 11, 2007, we entered into a Letter of Intent Purchase Agreement (the “Purchase Agreement”) with Star Uranium Corp. (“Star Uranium”). Under the terms of the Purchase Agreement, Star Uranium has agreed to transfer to us ten mining claims located in the Zama Lake area of northern Alberta, Canada. Under the Purchase Agreement, we must pay Star Uranium a purchase price of $100,000CDN on or before October 31, 2007. Also, we will be required to deliver to Star Uranium 150,000 shares of our common stock as additional consideration for the purchased mining claims. The mining claims transferred under the Purchase Agreement cover a total of approximately 92,160 hectares.

Under the Purchase Agreement, we have also agreed to invest certain minimum amounts in the development of the mineral properties. Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, we are required to spend a minimum of $400,000CDN toward exploration of the properties before May 16, 2008 and an additional $1,000,000CDN toward exploration and development before May 16, 2010.

Star Uranium has retained a 2% smelter royalty on the properties and has retained all diamond rights. We have the option to buy-down the retained net smelter royalty to 1% by making an additional payment of $1,000,000CDN to Star Uranium at any time. The Purchase Agreement, which is in the form of a short Letter of Intent, may be replaced by a more formal agreement if deemed necessary by the parties.

On September 12, 2007, we acquired additional claims in Alberta under an Alberta Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany and Royal Atlantis Group, Inc. (“Royal Atlantis”). Under the terms of the Purchase Agreement, Mr. Ivany and Royal Atlantis have transferred to us a total of six mining claims located in the province of Alberta, Canada.

In exchange for the mining claims transferred to us under the Purchase Agreement, we are required to pay a total of $20,000 ($10,000 each) to Mr. Ivany and Royal Atlantis on or before November 15, 2007.

In 2007, Ivany Mining Inc. hired Paul A. Hawkins & Associates Ltd. an independent geological services firm to further analyze and complete a National Instrument 43-101 compliance form on the property. The report covers the property optioned from Star Uranium and outlines a detailed exploration program that the company is anxious to begin this year.

Description and Location of the Zama Lake Property

The Zama Lake Pb-Zn consists of ten metallic mineral permits covering 92,160 hectares (227,732.3 acres) located 700 km north northwest of Edmonton Alberta. The property is a grass roots Pb-Zn Play staked as the result of the discovery of anomalous sphalerite and galena grains found in till samples collected during diamond exploration. The property area is forested and hosts parts of the Zama Lake Oil and Gas field. Zama Lake and Zama City are oil industry support bases and are located within the property. The First Nation Dene Tha’ (Assumption-Habay-Chateh) settlement exists to the south of the property.

The Zama Lake Pb-Zn consists of ten metallic mineral permits covering 92,160 hectares (227,732.3 acres) located 700 km north northwest of Edmonton Alberta. The property is a grass roots Pb-Zn Play staked as the result of the discovery of anomalous sphalerite and galena grains found in till samples collected during diamond exploration. The property area is forested and hosts parts of the Zama Lake Oil and Gas field. Zama Lake and Zama City are oil industry support bases and are located within the property. The First Nation Dene Tha’ (Assumption-Habay-Chateh) settlement exists to the south of the property.

The Zama Lake Pb-Zn property is accessible by road from either the Mackenzie Highway just north of Meander River or from the south off the Rainbow Lake Highway. Both the Mackenzie Highway and the Rainbow Lake Highway are paved well-maintained provincial highways.

Access from the east originates off the Mackenzie Highway #35 about 80 km north of High Level, then 67 km west along a relatively straight all weather improved gravel road to Zama City. This road was completed in 2000, by the M.D. of Mackenzie and replaced a private road built by the oil companies who operated in the area. Access from the south originates off of the Rainbow Lake Highway #58 about 87 km west of High Level, then north towards Hay Lake and avoiding

Assumption / Chateh P.O., then about 90 km northwest along gravels roads to Zama City. The road is relatively well marked but is longer, windier, and involves several turns.

Local resources on the property at Zama City with a permanent population of 250 are limited given the focus on infrastructure serving the oil and gas industry. Several open camps exist to house a temporary workforce which numbers in the winter months up to 4,000 in size. A large gas plant is operated by Apache Canada at Zama Lake. Apache also operates a 4,200 ft long paved airstrip near the plant.

The Zama Lake property has undergone significant oil & gas exploration since the Keg River Formation discovery in 1976. Numerous wells now dot parts of the property. Several oil & gas pipelines cross the property. These developments provide access into a lot of the property however most exploration drilling is done during the winter months. Granular aggregate is in short supply in the region and most roads are surfaced with fine-grained till that is used for their foundation. Only roads that are surfaced with gravel can be used during wet weather conditions. A wealth of subsurface data is available for the area but it is largely focused on deeper oil and gas pools at 500 - 1600 m depth.

Most services are available in the town of High Level with a population of 4,200 people. The town boasts provincial government offices, a number of hotels, banks, schools, a college and hospital. A number of oil drilling contractors, construction companies and heavy equipment companies have offices in High Level. High Level has daily direct turbo-prop service to Edmonton and Calgary. The area also has courier, Greyhound bus and rail service. Fixed wing and rotary wing charter aircraft are available locally. Other industries present include farming and two forestry mills. A wide spectrum of services is provided locally, while most other services are available in Edmonton. Winter is usually the busy season for forestry and the oil & gas industry.

Exploration Potential

The presence of anomalous concentrations of sphalerite and galena in the coarse sand fraction of till from the Zama Lake area suggests the possible presence of proximal Pb-Zn mineralization. Given the area geology, this mineralization may be either Sedex mineralization in the underlying shale or MVT mineralization in the deeper carbonates.

Northern Alberta hosts a thick sequence of shale, which is cut by the Great Slave Shear Zone which extends southwest from the Pine Point area into the Zama Lake / Rainbow Lake area. Core studies of Keg River carbonate in the area show dolomitization, brecciation, and the presence of cements containing fluorite, chalcopyrite, sphalerite, and / or galena, which are indicative of hydrothermal activity in the immediate region. This hydrothermal activity is likely present because the association of higher temperature saddle dolomite with epigenetic lead and zinc mineralization, hydrocarbons, and sulfate-rich carbonate proximal to major basement faults. The discovery of significant concentrations of Zn and Pb in modern saline formation waters emanating from Middle Devonian Keg River Formation in northern Alberta suggests a possible ore-source in the area that has not yet been discovered (Hitchon, 1993).

Throughout northern Alberta and southern Northwest Territories, numerous and extensive thick carbonate successions occur in the cratonic platform wedge of strata within the Western Canadian Sedimentary Basin. These same rocks host the Pine Point MVT mineralization. No Sedex deposits have been found in Cenozoic or Mesozoic age rocks but there is a clear association and close genetic link between deposit types. Potential exists for both types of deposit in the Zama Lake area.

The exploration potential of the Zama Lake Pb-Zn property lies in the recognition that the discovery of sphalerite, galena, barite grains in heavy mineral concentrates are being indicative of the metal bearing hydrothermal fluids ascending through a sedimentary package which hosts carbonates and shale where they could have deposited economic Pb-Zn deposits. Previous to this, sphalerite and galena occurrences were known in the Devonian carbonate rocks in oil wells in northern Alberta. High levels of metals were also found in saline formation waters in Devonian Keg River Formation. Both the federal (GSC) and provincial (AGS) geological surveys have been promoting the Pb-Zn conceptual potential of the Western Canadian Sedimentary Basin for several years (Rice, 2001; Hannigan, 2002; Hannigan et al., 2003). Previous analyses of Devonian formation waters in Northern Alberta show these waters to be Pb-rich and are thus not related to Pine Point because the deposit is Zn-rich. Recent analysis shows that Zn values are in an order of magnitude greater than Pb (Hannigan et al., 2003). Lead isotope dating of the Pine Point deposits is 290 Ma (290 million years ago or Late Pennsylvanian age). The metal-bearing fluids responsible for Pine Point are much older and likely different than modern formation waters. Modern formation waters are likely driven by a Laramide deformation event within the Cretaceous. This would make the whole sedimentary package prospective for Pb-Zn deposition.

The presence of the classical Pb - Zn - Mo anomalous geochemistry on a regional basis in the surficial environment in the clay silt fraction of till within the Zama Lake area indicates proximal source and not a far traveled transported anomaly. This potential has only recently been recognized. The structural setting of the Zama Lake Area along parallel structures to the MacDonald - Great Slave Fault northeast-southwest system and cross cutting northwest-southwest structures is similar in setting to the Pine Point Area. Most of these structures are basement features, which have been reactivated over time and penetrate nearly the full sedimentary package. These structures are likely one of the major controls localizing mineralization.

Exploration on the Zama Lake property consisting of till sampling, examination of indicator mineral concentrates and silt geochemistry indicates the likely proximal presence of Pb-Zn mineralization near surface. The best potential likely exists along structural breaks (faults), collapse structures, porous zones (tuffs), and proximal or up dip of petroleum zones. This potential likely exists beyond the carbonates at depth and into the shale. Further work is required to evaluate this grass-roots Pb-Zn property of merit.

Geological Exploration Program in General and Recommendations From Our  Consulting Geologist

We have obtained an independent Technical Report on the Zama Lake property from Paul A. Hawkins, P.Eng. Mr. Hawkins prepared the Technical Report and reviewed all available exploration data completed on these mineral claims.

The property that is the subject of the Zama Lake property is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. We have not yet commenced the field work phase of our initial exploration program. Exploration is currently in the planning stages. Our exploration program is exploratory in nature and there is no assurance that mineral reserves will be found.

In order to further evaluate the potential of the Zama Lake property, our consulting geologist has recommended a two-phase exploration program.

Phase I

Sub-surface data should be compiled from select wells on the property to compile the shallow stratigraphy from well logs. Any structural information from the logs would also be valuable. Bedrock topography would also be important to avoid areas of deep overburden. This information can likely be acquired at a minimum cost.

Further, more extensive bulk till and silt geochemical sampling should be untaken at a higher density using ATV for better access into more remote and wetter areas where summer access does not exist. Coverage of silt geochemistry sampling should be expanded beyond that of addition bulk till sampling. Orientation studies should also be undertaken to define variation with depth and lateral variation within burrow pits near current anomalous areas. Increasing bulk till sample size should also be evaluated. Data from GSC / AGS multi-element sampling should be fully integrated into a single database.

Isotopic age dating of the sulfide indicator minerals recovered is warranted to date the age of the mineralization. The age date for mineralization at Pine Point is 290 million years ago. The age date for mineral at Zama Lake in the subsurface within Devonian carbonates is of a similar age. Mineralization near surface may relate to the Laramide Orogeny 47 ±10 Ma (million years ago). This Laramide Orogeny likely deforms rocks up and including Cretaceous age rock. If the age dates are much younger than the old lead dates for Pine Point, the potential for the play increases significantly. Several of the grains should have their isotopic composition determined.

Processing of aeromagnetic data should be completed and targets selected for ground follow-up. Follow-up ground geophysics should likely initially consist of ground magnetometer, VLF-EM, HLEM and selected induced polarization (IP) surveys. The best suite of surveys should be determined given the local ground conditions and overburden thickness. It will likely be possible in some cases to use pre-existing grid lines from seismic surveys. Further airborne EM with magnetics in some areas may be warranted. The Phase I program would likely define some preliminary drill targets by late fall. Total cost for the Phase I program is estimated at $400,000.

Phase II

The recommended Phase II program is largely a winter drilling program because of access issues. A suite of ground geophysics would delineate drill targets. Drilling would then be conducted on defined targets within 152.4 m (500 ft) of surface. Where possible, surface access would be gained by using pre-existing winter roads. Operations would likely be based out of one of Zama City’s open camps. Special care would be required in areas of shallow natural gas. The special care procedures would not be cost prohibitive but include extra training of crews, spark arrestor on diesel engines and gas deflector on casings. The drilling component of the Phase II program budget is contingent on the delineation of suitable drill targets. A phase II budget of $1,000,000 is recommended.

Exploration Budget

Phase I - Summer / Early Fall

Well Log Data Compilation	$25,000
Heavy Mineral Sampling	$25,000
Laboratory & Isotopic Analysis	$35,000
Ground Geophysics (IP, EM and Mag)	$265,000
Project Management and Reporting	$50,000
Phase I Total	$400,000	$400,000

Phase II -- Winter

Ground Geophysics (IP, EM and Mag)	$200,000
Diamond Drilling (3000 m.)	$750,000
Project Management and Reporting	$50,000
Sub-total=	$1,000,000	$1,000,000

Project Total=	$1,400,000

Compliance with Government Regulation

The Metallic Minerals and Industrial Minerals Permits (“Permits”) which comprise the Zama Lake Property were staked under the terms of the Mines and Minerals Act - Metallic and Industrial Minerals Tenure Regulation (AR 145/2005). The permits grants the holder:

(a) the non-exclusive right to explore for metallic and industrial minerals on the surface of the location,

(b) the exclusive right to explore for metallic and industrial minerals in the subsurface strata within and under the location, and
(c) the right to remove samples of metallic and industrial minerals from the location for the purposes of assaying and testing and of metallurgical, mineralogical and other scientific studies. (AR 145/2005)

The regulations require that the recorded holder of permits shall perform, or have performed, exploration and development work (assessment work) on the permits to a per hectare value of $5 in the first assessment period. A permit assessment period is two years. In the second and third assessment periods this increases to $10 per hectare. In the fourth to seventh assessment period this increases to $15 per hectare. No filing fees are associated with filing assessment work. These assessment work requirements are calculated from the date of issue of the current permit.
A permit may be held for fourteen years and can vary in size from a minimum of 16 hectares to a maximum of 9,216 hectares. Permit boundaries are defined by the Alberta Township Survey system. Permit locations are therefore defined by a township, range, section, and legal subdivision. A township is 9,216 hectares in size while a section is 256 hectares. A legal survey division (“LSD”) is 16 hectares in size. Permits may be grouped for application of assessment work provided they are contiguous.

The holder of a permit may after two years apply for a lease provided the first year’s rent for the lease is paid in advance and the Minister of Energy has been provided evidence that a deposit exists on the location applied for. The lease has a term of fifteen years and may be extended a further fifteen years upon approval of the Minister of Energy. The lease permits the holder to hold the ground fee simple without further assessment work requirements.

Prospecting for Crown minerals using hand tools is permitted throughout Alberta without a license, permit, or regulatory approval, as long as there is no surface disturbance (AR 213, 1998). Prospecting on privately owned land or land under lease is permitted without any departmental approval, however, the prospector must obtain consent from the landowner or leaseholder before starting to prospect. Unoccupied public lands may be explored without restriction, but as a safety precaution prospectors working in remote areas should inform the local Sustainable Resource Development (forestry) office of their location.

When prospecting, the prospector can use a vehicle on existing roads, trails and cut line. If the work is on public land, the prospector can live on the land in a tent, trailer, or other shelter for up to fourteen days. For periods longer than fourteen days, approval should be obtained from the Land Administration Division. If the land is privately owned or under lease, the prospector must make arrangements with the landowner or leaseholder. Exploration approval is not needed for aerial surveys or ground geophysical and geochemical surveys, providing they do not disturb the land or vegetation cover.

If mechanized exploration equipment is to be used and/or the land surface disturbed, the prospector or company must obtain the appropriate approvals and permits, as required under the Metallic and Industrial Minerals Exploration Regulation. Most projects require an Exploration

License, Exploration Permit and Exploration Approval. The following sections describe the criteria and procedures for each of these.

An Exploration License must be obtained before a person or company can apply for, or carry out an exploration program. The license holder is then accountable for all work done under this exploration program. However, the licensee cannot carry out any actual exploration activity until the Department of Environmental Protection issues an Exploration Approval for each program submitted under that license. A fee of $50 must accompany the license application. The license is valid throughout Alberta and remains in effect as long as the company is operating in the province. If a license holder wants to use exploration equipment, such as a drilling rig, an Exploration Permit must be obtained. A fee of $50 must accompany the license application. The permit is valid throughout Alberta and remains in effect as long as the company is operating in the province.

Approval must be obtained if an exploration project involves environmental disturbance such as drilling, trenching, bulk sampling or the cutting of grids that involves more than limbing trees and removing underbrush. Samples up to 20 kg in size may be taken for assay and testing purposes, but larger samples must be authorized by the Department of Energy. The licensee does not need to hold the mineral rights for an area to apply for an Exploration Approval.

Project approval is through the Land and Forest Service of Alberta Environmental Protection. If an application has been completed and the appropriate field staff has copies of the program, approval can usually be obtained in about ten working days. Each application for exploration approval must be accompanied by a fee of $100. After receiving exploration approval, the prospector or exploration company may conduct the approved activity. However, if they modify their program, the designated field officer must be contacted to review and approve the changes. A final report must be submitted to Land and Forest Service of Alberta Environmental Protection within sixty days following completion of the exploration program. The report must show the actual fieldwork, and include a map showing the location of drilling, test pits, excavations, constructed roads, existing trails utilized and all other land disturbances.

Quebec Properties

We have also acquired a 100% interest in two large sets of mineral claims in the province of Quebec, Canada. We have not yet commissioned geological or technical reports on these properties and can give no data or other assurances regarding their value or exploration potential at this time. We plan to obtain independent reports regarding these properties in the near future. The following is a brief description of the Quebec properties our plans for conducting initial surveying and sampling on these claims:

Temiscamingue property

The Temiscamingue property is located approximately 40 kilometers east of the town of Ville Marie and 100 kilometers south of Rouyn Noranda, halfway between the Elliott Lake Uranium camp in Ontario and the Abitibi Gold Belt, within the Grenville Province Front. The project is accessible via logging roads. Government regional stream sediment survey have identified many anomalies in the area. Property is strategically located between the claims of Superior Diamonds (adjacent to the north) where new kimberlites have recently been discovered and the property of Aurizon Mines (adjacent to the south) which has reported as much as 100 grams of gold per ton during till sampling with the objective of identifying the gold dispersion trains previously outlined. Ivany Mining has acquired a 100% undivided interest of 24928.68 acres in this mineral rich Temiscamingue region.

Regional Geology

The Superior Province is the largest Archean craton in the world, half of which is located in Québec. This craton is a highly prospective region for kimberlite exploration, meeting all four criteria for hosting economic grades of diamond-bearing kimberlite: 1) the presence of an Archean craton; 2) the refractive, relatively cool and low-density peridotitic root of the craton has been insulated against reheating and excessive tectonic reworking; 3) the presence of major tectonic structures; and 4) association of diamonds with other intrusive rocks. Four kimberlite fields have been identified in Québec, the Temiscamingue Field being one of these.

Local Geology

The Property over thrusts 2 geological structural provinces, intruded by granite-granodiorite-mafic and ultramafic rocks all faulted and sheared. Fault sets and lineaments intersect the Structural Thrust Front.
It is on the Central-median ridge of the “Temiscamingue Lake Rift” and on the strike of many Diamond Kimberlite occurrences.

Stream sediment geochemistry points to strong anomalies for Nickel, Uranium, and Rare Earths Elements along with good gold potential and many circular shape magnetic anomalies to be tested for their Kimberlitic potential.

Surveying and Sampling Budget

A two-phase exploration program is planned to evaluate the property in the Temiscamingue Area of Quebec.  These programs involve the compilation of pre-existing data from the Quebec Ministry of Natural Resources and Wildlife that should be compiled, to guide to a certain extent specific exploration for base metal and precious metal mineralization.  An airborne helicopter triaxial magnetometer gradiometer survey is recommended to evaluate the potential for Kimberlite Indicator Minerals (KIMs).

The proposed budget for Temiscamingue in 2008 is CND $600, 000. The program will mainly consist of a 100 meter space lined airborne combined survey, Magnetometry EM-INPUT and Radiometry, ground follow up, Induced Polarization and Scintillometry, geology, stripping, sampling, drilling, and analysis.

Phase One

A geophysical airborne survey combined with Mag-EM-radiometry spaced at 100 meters. The forecast cost for 100 square kilometers is approximately $ 140,000 Canadian dollars.

Till sampling and analysis	CDN$	30 000
Use of heavy machinery, clearing, and connection to paths	CDN$	50 000
Laboratory analysis for multi-element samples	CDN$	15 000
Miscellaneous, supervisory, and overhead	CDN$	30 000
TOTAL PHASE ONE RECOMMENDATION:	CDN$	265 000

Phase Two

The second phase consists of geophysical ground survey, stripping, channel sampling, and analysis,

Followed by a drilling campaign.	CDN$	335 000
TOTAL COST FOR PHASE TWO:	CDN$	335 000
TOTAL COST FOR BOTH PHASES:	CDN$	600 000

Mont Laurier properties

Ivany Mining owns a 100% interest in a large group of claims situated in the area of Mont Laurier, Quebec, the property is located less than 200 kilometers northwest of Montreal and is easily accessible by both paved and gravel roads. The Mont Laurier properties were acquired after Nova Uranium and Strateco Resources made several discoveries in the area. Ivany Mining has claims adjacent to Strateco and Nova uranium in a North/South trend. Previous exploration in the area has resulted in many uranium showings including a grab sample showing a result of over 70lbs/ton of U308. Also, there are estimations of sizeable U308 reserves in the area, but theses reserves are pre NI-43 101 therefore not compliant. With the price of U308 recently climbing to $136 per pound, there has been renewed interesting the area. The close proximity to a major metropolitan city makes this project very attractive as exploration and mining costs are sharply reduced as compared to projects in remote areas.

Regional Mineralization

The Mont Laurier Uranium Exploration Camp area is one of many radioactive districts scattered throughout the Grenville Structure Province. Many of the Grenville radioactive occurrences (chiefly related to intrusives of granitic composition) are found in the southwestern extent of the structural province, extending from southwest Quebec into eastern Ontario.

Local Mineralization

The Property hosts at least 21 historical uranium showings, where syngenetic uranium mineralization is found in metamorphic pegmatites and granites. Some of these major mineral showings are comprised of a collection of smaller individual uranium occurrences.

As a general rule, syngenetic uranium deposits form as the result of high temperature igneous and/or metamorphic differentiation caused by the exclusion of uranium (and other radioactive elements) from the crystal structure of most rock-forming minerals. This type of uranium deposit is confined to high-grade metamorphic terrains, typically occurring within Achaean to early Proterozoic aged basement granite gneiss complexes. Deposits are normally associated with major regional scale structural faults and/or structures related to the emplacement of deep-seated alkaline intrusive bodies. Host rock lithologies are generally granitic in composition, occurring as intricate dyke-sill complexes, varying in texture from aplitic to pegmatitic. Ore minerals typically include finely disseminated crystals of uraninite, uranothorite and allanite, with less common secondary minerals like, uranophane or pitchblende.

Surveying and Sampling Budget

The general strategy for the Mont Laurier property will also consist of two phases. The first phase will consist of a magnetic and spectometric airborne survey, spaced at 100 meters. The survey will be flown at an altitude of 100 to 120 meters above ground. A photo-geologist will be used to identify distinct characteristics in the rocks in order to determine the best drill targets.

Upon completion of the survey, we will follow up by conducting ground-geophysics in order to identify our top-priority anomalies. The initial ground geophysics will consist of a scientillometry survey, stripping, blasting and sampling. This work will be followed by a drilling program.

Phase One

The forecasted cost for 68 square kilometers is	CDN$	90 000
Heavy machinery, ground clearing	CDN$	30 000
Sampling	CDN$	20 000
Laboratories, analysis	CDN$	12 000
Project management	CDN$	25 000
TOTAL COST FOR PHASE ONE:	CDN$	177 000

Phase Two

Diamond drilling (1000 meters)	CDN$	275 000
Total cost for both phases:	CDN$	452,000

Competition

The mineral exploration industry, in general, is intensely competitive and even if commercial quantities of reserves are discovered, a ready market may not exist for the sale of the reserves.

Most companies operating in this industry are more established and have greater resources to engage in the production of mineral claims. We have only recently acquired or entered into agreements to acquire our mineral claims and our operations are not well-established. Our resources at the present time are limited. We may exhaust all of our resources and be unable to complete full exploration of the Zama Lake mineral claims or our other properties. There is also significant competition to retain qualified personnel to assist in conducting mineral exploration activities. If a commercially viable deposit is found to exist and we are unable to retain additional qualified personnel, we may be unable to enter into production and achieve profitable operations. These factors set forth above could inhibit our ability to compete with other companies in the industry and entered into production of the mineral claim if a commercial viable deposit is found to exist.

Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result our not receiving an adequate return on invested capital.

Employees

We have no employees as of the date of this prospectus. We conduct our business largely through agreements with consultants and other independent third party vendors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2. Description of Property

Zama Lake Property

The property is located in the Bistcho Lake Area of northern Alberta within the Municipal District of Mackenzie No. 23, approximately 700 km (435 miles) north northwest of Edmonton (Figure 1). The property lies on the southern margin of the Cameron Hills in N.T.S. 84M and is centered on 57° 28' N 127° 22' W. The nearest supply point to the project is the town of High Level, which is 130 km to the southeast.

The ten permits, which make up the property, are shown on Figure 2.

Staked
Staked
Bistcho Lake
SWY
Bistcho Lake
I.R.213
Jackfish Point
I.R.214
Staked
Ivany
Ivany (SUV)
Zama City
A1-Cats
SWY
Upper Hay River
I.R.212
Amber River
I.R.211
Hay Lake
Hay Lake
I.R.209
Zama Lake
I.R.210
Zama Lake
35
58
High Level Airport
High Level
Bushe River
I.R.207
0
50 km
Scale

Zama Lake Pb-Zn
Permit Location

Figure 2.

Temiscamingue Property

The Temiscamingue property is located approximately 40 kilometers east of the town of Ville Marie and 100 kilometers south of Rouyn Noranda, halfway between the Elliott Lake Uranium camp in Ontario and the Abitibi Gold Belt, within the Grenville Province Front.

Mont Laurier properties

Ivany Mining owns a 100% interest in a large group of claims situated in the area of Mont Laurier, Quebec, the property is located less than 200 kilometers northwest of Montreal.

Corporate Offices

Our corporate offices are located at 8720-A Rue Du Frost, St. Leonard, Quebec, Canada, H1P 2Z5. Our offices are provided at no cost.

Item 3. Legal Proceedings

As of June 30, 2007, we were not a party to any pending legal proceeding and were not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “IVNM”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending June 30, 2007
Quarter Ended	High $	Low $
September 30, 2006	4.50	3.50
December 31, 2006	4.50	2.50
March 31, 2007	6.00	2.50
June 30, 2007	6.00	1.10

On September 10, 2007 the last sales price per share of our common stock was $0.75.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 26, 2007, we had approximately three hundred eighty-three (383) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporation Law (the “DGCL”) provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2007, we had no equity compensation plans.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the fiscal year ended June 30, 2007. Subsequent to the reporting period on September 10, 2007, we entered into a Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany, Victor Cantore, and Anna Giglio. Under the terms of the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio each transferred to us certain mining claims owned by them and located in the province of Quebec, Canada. The mining claims acquired under the Purchase Agreement cover a total of approximately 10,475 hectares and comprise the Mont Laurier and Temiscamingue properties discussed above

In exchange for the mining claims transferred to us under the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio were issued a total of 20,000,000 shares of common stock as follows:

Derek Ivany	10,000,000 shares
Victor Cantore	7,000,000 shares
Anna Giglio	3,000,000 shares

Item 6. Plan of Operation

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

Plan Of Operations

Our immediate business plan is to proceed with the exploration of the Zama Lake mineral claims to determine whether there are commercially exploitable reserves of lead, zinc or other metals. We intend to proceed with the initial exploration program as recommended by our consulting geologist and by the Agreement under which we have acquired the property. The recommended geological program will cost a total of approximately $1,400,000. In addition, we plan engage in initial surveying and sampling on our Quebec properties at a projected cost of $1,052,000. Our plan of operations for the twelve months following the date of this prospectus is to complete the recommended exploration programs on the Zama Lake property and our other mineral claims.

Total expenditures over the next 12 months are therefore expected to be approximately $2,452,000, exclusive of administrative and overhead costs.

As of June 30, 2007 we had no cash on hand and no working capital. In order to continue operating and to complete our planned exploration programs, we will therefore need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We believe that outside debt financing will not be an alternative for funding exploration programs. The risky nature of this enterprise and lack of tangible assets other than our mineral claims places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as economically viable mines can be demonstrated.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Results of Operations for Fiscal Year Ending June 30, 2007

We did not earn any revenues from inception through the fiscal year ending June 30, 2007. We do not anticipate earning revenues until such time that we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred no operating expenses related to our current business from our inception until June 30, 2007. We incurred operating expenses from discontinued operations in the amount of $6,397,904 from inception through June 30, 2007 and in the amount of $34,689 during the fiscal year ended June 30, 2007. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking our geological exploration programs.

Liquidity and Capital Resources

As of June 30, 2007, we had no cash and a working capital deficit of $182,563.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

We do not anticipate earning revenues until such time that we exercise our option entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources our mineral properties, or if such resources are discovered, that we will enter into commercial production.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our ability to continue as a going concern is dependent our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirements and ongoing operations; however, there was is assurance we will be successful in these efforts.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of June 30, 2007

F-3	Statements of Operations -Period from inception to June 30, 2007 and for years ended June 30, 2007 and June 30, 2005

F-4	Statements of Cash Flows -Period from inception to June 30, 2007 and for years ended June 30, 2007 and June 30, 2005

F-5	Statement of Stockholders’ Equity (Deficit) as of June 30, 2007

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ivany Mining, Inc.
(FKA Planet411.com, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Ivany Mining, Inc. (A Development Stage Company) as of June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows through June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivany Mining, Inc. (A Development Stage Company) as of June 30, 2007 and the results of its operations and its cash flows through June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a net loss of $6,398,000 since inception and has not established operations which raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Moore & Associates Chartered
Las Vegas, Nevada
September 24, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
BALANCE SHEET
(A Development Stage Company)
June 30, 2007
ASSETS
Current assets
Cash	$--

Total assets	$--

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$33,482
Loans payable	40,247
Loans due to shareholder	108,834
Total current liabilities	182,563

Long term liabilities	-

Total long term liabilities	-

Total liabilities	182,563

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding	--
Common stock; $0.001 par value; 200,000,000 shares uthorized, 246,032 shares issued and outstanding	246
Additional paid-in capital	6,215,095
Accumulated deficit	(6,397,904)
Total stockholders' deficit	(182,563)

Total liabilities and stockholders' deficit	$--

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
STATEMENTS OF OPERATIONS
(A Development Stage Company)
	For the year ended June 30, 2007	For the year ended June 30, 2006	From inception through June 30, 2007

Revenues	$--	$--	$--

Cost of revenues	--	--	--

Gross profit	--	--	--

Operating expenses
Selling general and administrative	--	--	--
Total operating expense	--	--	--

Other income
Exchange rate gain (loss)	--	--	--

Loss from operations	--	--	--

Discontinued operations	34,689	28,518	6,397,904

Net loss	$(34,689)	$(28,518)	$(6,397,904)

Basic loss per common share	$(0.14)	$(0.12)

Basic weighted average common shares outstanding	246,032	246,032

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
	For the year ended June 30, 2007	For the year ended June 30, 2006	From inception through June 30, 2007

Cash flows from operating activities:
Net loss	$(34,689)	$(28,518)	$(6,397,904)
Discontinued operations	--	--	6,215,341
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Change in accounts payable	2,567	8,909	33,482
Net cash used by operating activities	(32,122)	(19,609)	(149,081)

Cash flows from operating activities:
Borrowings of notes payable	--	--	40,247
Borrowings from shareholder	26,701	24,651	108,834
Net cash used by financing activities	26,701	24,651	149,081

Net change in cash	(5,421)	5,042	--

Cash, beginning of period	5,421	379	--

Cash, end of period	$--	$5,421	$--

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
STATEMENTS OF STOCKHOLDERS' DEFICIT
(A Development Stage Company)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, June 30, 2005	--	$--	246,032	$246	$6,215,095	$(6,334,697)	$(119,356)

Net loss	--	--	--	--	--	(28,518)	(28,518)

Balance, June 30, 2006	--	--	246,032	246	6,215,095	(6,363,215)	(147,874)

Net loss	--	--	--	--	--	(34,689)	(34,689)

Balance, June 30, 2007	--	$--	246,032	$246	$6,215,095	$(6,397,904)	$(182,563)

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Ivany Mining, Inc. (fka Planet411.com, Inc.), (referred to as the “Company”) was previously involved in the e-business industry. It provided end-to-end, e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). As of June 30, 2007 the Company determined to focus on the strategic acquisition and development of uranium, diamond, base metals, and precious metals properties on a worldwide basis. Accordingly, it was reclassified as a development stage company and its prior operations were reclassified to discontinued operations.

History - Planet411.com Corporation, the Company's predecessor, was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its then current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. ( referred to as the “Company”) on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware. On July 18, 2007, the Company filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger whereby the Company (as Planet411.com Inc.) would merge with its wholly-owned subsidiary, Ivany Mining Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of July 18, 2007, was completed pursuant to Section Title 8, Section 251(c) of the Delaware General Corporation Law. Upon completion of this merger, the Company's name has been changed to "Ivany Mining Inc." and the Company's Articles of Incorporation have been amended to reflect this name change.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,398,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition of fiscal year - The Company’s fiscal year end is June 30.

Use of estimates - The preparation of audited financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

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

Income taxes - The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

As of June 30, 2007, due to a change in control, the Company had net operating loss carryovers of approximately $-0-.

The income tax provision differs from the amount of income tax determined by applying US and Canadian federal income tax rates of 39% to pretax income for the years ended June 30, 2007 and 2006 due to the following:

	June 30,
	2007	2006
Book loss	$(13,529)	$(11,122)
Valuation allowance	13,529	11,122
	$-	$-

Equity-Based Compensation - The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Revenue Recognition Policy-The Company will determine its revenue recognition policies upon commencement of its mining operations.

Advertising Costs- The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling and marketing expenses during the reported periods.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Recent Accounting Pronouncements-In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

2.	LOANS PAYABLE

As of June 30, 2007, the company had unsecured, non-interest bearing demand loans payable totalling $40,247 from unrelated parties.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006

3.  LOANS DUE TO SHAREHOLDER

As of June 30, 2007, the Company had an unsecured, non interest bearing demand loans due to a shareholder of the Company totalling $108,834

4.  CAPITAL STOCK TRANSACTIONS

Preferred stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2007, the Company has no shares of preferred stock issued or outstanding.

Common stock - The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2007, the Company has 246,032 shares of common stock issued and outstanding. During the year ended June 30, 2007, the Company completed a reverse split on its common stock from 500 shares to 1 share. The reverse stock split is reflected on a retroactive basis.

5.  SUBSEQUENT EVENTS

On September 10, 2007, the Compnay entered into a Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany, Victor Cantore, and Anna Giglio. Under the terms of the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio have each transferred to the Company certain mining claims owned by them and located in the province of Quebec, Canada. The mining claims acquired under the Purchase Agreement cover a total of approximately 27,277.27 hectares.

In exchange for the mining claims transferred to us under the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio will be issued a total of 20,000,000 shares of common stock. The stock to be issued under the Purchase Agreement will be restricted securities issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On September 11, 2007, the Compnay entered into a Letter of Intent Purchase Agreement (the “Purchase Agreement”) with Star Uranium Corp. (“Star Uranium”). Under the terms of the Purchase Agreement, Star Uranium has agreed to transfer to the Company ten mining claims located in the Zama Lake area of northern Alberta, Canada. Under the Purchase Agreement, the Compnay must pay Star Uranium a purchase price of $100,000CDN on or before October 31, 2007. Also, the Company will be required to deliver to Star Uranium 150,000 shares of our common stock as additional consideration for the purchased mining claims. The mining claims transferred under the Purchase Agreement cover a total of approximately 92,160 hectares.

Under the Purchase Agreement, the Company has also agreed to invest certain minimum amounts in the development of the mineral properties. Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, the Company is required to spend a minimum of $400,000CDN toward exploration of the properties before May 16, 2008 and an additional $1,000,000CDN toward exploration and development before May 16, 2010.

Star Uranium has retained a 2% smelter royalty on the properties and has retained all diamond rights. The Company has the option to buy-down the retained net smelter royalty to 1% by making an additional payment of $1,000,000CDN to Star Uranium at any time. The Purchase Agreement, which is in the form of a short Letter of Intent, may be replaced by a more formal agreement if deemed necessary by the parties.

IVANY MINING, INC.
(FKA PLANET411.COM, INC.)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 and 2006

5.  SUBSEQUENT EVENTS (CONTINUED)

On September 12, 2007, the Company entered into an Alberta Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany and Royal Atlantis Group, Inc. (“Royal Atlantis”). Under the terms of the Purchase Agreement, Mr. Ivany and Royal Atlantis have transferred to the Company a total of six mining claims located in the province of Alberta, Canada.

In exchange for the mining claims transferred to the Company under the Purchase Agreement, the Company is required to pay a total of $20,000 ($10,000 each) to Mr. Ivany and Royal Atlantis on or before November 15, 2007.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B during the fiscal year ending June 30, 2007.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the year ended June 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our director and executive officer, his age and present positions with the Company as of September 28, 2007. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Derek Ivany	24	President, Chief Executive Officer, and Director
Victor Cantore	41	Director, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Derek Ivany. Mr. Ivany was appointed to our board of directors on September 15, 2005 and was appointed as our Chief Executive Officer and Chief Financial Officer on November 29, 2005. Mr. Ivany’s business experience has been focused in the area of technical services. Since March 2000, Mr. Ivany has acted as a consultant in the technical services area to TransEuro Energy Corp. In September 2004, Mr. Ivany co-founded Indochina Securities Inc. Mr. Ivany is a director two Canadian public companies, Star Uranium Corp. and Hi Ho Silver Resources.

Victor Cantore. Mr. Cantore became our President, Secretary and sole director on November 14, 2001 and served as our Chief Executive Officer and Chief Financial Officer until November 29, 2005. From 1999 to 2001, Mr. Cantore operated his own venture capital fund, Cantore Capital. From June 1992 to April 1999, he was an investment advisor with RBC Dominion Securities and Tasse & Associates.

Directors

Our bylaws authorize no less than one (1) director. We currently have two Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Director or Officer Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

As of June 30, 2007, we did not have a separately-designated standing audit committee. The entire board of directors performed the functions of an audit committee, but no written charter governed the actions of the board of directors when performing the functions that would generally be performed by an audit committee. The board of directors approved the selection of our independent accountants and met and interacted with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviewed the scope and results of the audit with the independent accountants, reviewed with management and the independent accountants our annual operating results, considered the adequacy of our internal accounting procedures and considered other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We did not have an audit committee financial expert as of June 30, 2007 because of the size of our company and our board of directors at this time. We believed that we did not require an audit committee financial expert at that time because we retained outside consultants who possessed these attributes.

For the fiscal year ending June 30, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, no persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2007.

Code of Ethics Disclosure

As of June 30, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, president, CEO, and director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Victor Cantore, CFO and director	2007 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	0	0	0	0	0	0	0	0	0
Victor Cantore	0	0	0	0	0	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	0	0	0	0	0	0	0
Victor Cantore	0	0	0	0	0	0	0

Director Compensation

Directors do not currently receive any cash compensation from the Company or for their service as members of the Board of Directors. The compensation summarized above reflects the compensation each of our directors received in their capacities as executive officers of the Company.

Employment Agreements with Current Management

The Company presently not does have employment agreements with any of its current management. The Company plans to do so when it becomes economically feasible.

Incentive Stock Plan

The Company intends to adopt an incentive stock plan to attract, retain and motivate officers, directors, employees and independent contractors, and to further align their interests with those of the Company's shareholders, by providing for performance based benefits.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at September 28, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 16 Spears St. Toronto Ontario M6N3X7 Canada	10,000,000	49.39%
Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	7,106,501	35.10%
Common	Total all executive officers and directors	17,106,501	84.49%

Common	5% Shareholders
Common	Anna Giglio 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	3,000,000	14.82%

The percent of class is based on 20,246,032 shares of common stock issued and outstanding as of September 28, 2007.

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

[1]
Included in the calculation of the beneficial ownership for Mr. Cantore are 1,250 options which are exercisable within 60 days. Mr. Cantore holds 1,000 stock options to purchase 1,000 shares of common stock at an exercise price of $90.00. These options are immediately exercisable and expire on February 28, 2011. Mr. Cantore also holds 250 stock options to purchase 250 shares of common stock at an exercise price of $1,000.00. These options are immediately exercisable and expire on February 28, 2010.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans as of September 28, 2007

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	-	-	-
Equity compensation plans not approved by security holders (1)	-	-	-
Total	-	-	-

(1) To date, we have not adopted a stock option plan or other form of equity compensation plan

Item 12. Certain Relationships and Related Transactions

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. On September 10, 2007, we entered into a Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany, Victor Cantore, and Anna Giglio. Under the terms of the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio each transferred to us certain mining claims owned by them and located in the province of Quebec, Canada. The mining claims acquired under the Purchase Agreement cover a total of approximately 10,475 hectares and comprise the Mont Laurier and Temiscamingue properties discussed above

In exchange for the mining claims transferred to us under the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio were issued a total of 20,000,000 shares of common stock as follows:

Derek Ivany	10,000,000 shares
Victor Cantore	7,000,000 shares
Anna Giglio	3,000,000 shares

2. On September 11, 2007, we entered into a Letter of Intent Purchase Agreement (the “Purchase Agreement”) with Star Uranium Corp. (“Star Uranium”). Under the terms of the Purchase Agreement, Star Uranium has agreed to transfer to us ten mining claims located in the Zama Lake area of northern Alberta, Canada. Under the Purchase Agreement, we must pay Star Uranium a purchase price of $100,000CDN on or before October 31, 2007. Also, we will be required to deliver to Star Uranium 150,000 shares of our common stock as additional consideration for the purchased mining claims. The mining claims transferred under the Purchase Agreement cover a total of approximately 92,160 hectares.

Under the Purchase Agreement, we have also agreed to invest certain minimum amounts in the development of the mineral properties. Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, we are required to spend a minimum of $400,000CDN toward exploration of the properties before May 16, 2008 and an additional $1,000,000CDN toward exploration and development before May 16, 2010.

Star Uranium has retained a 2% smelter royalty on the properties and has retained all diamond rights. We have the option to buy-down the retained net smelter royalty to 1% by making an additional payment of $1,000,000CDN to Star Uranium at any time. The Purchase Agreement, which is in the form of a short Letter of Intent, may be replaced by a more formal agreement if deemed necessary by the parties.

Derek Ivany, who is our President and CEO and a member of our board of directors, is also Vice-President of Business Development and a member of the board of directors for Star Uranium Corp.

3. On September 12, 2007, we entered into an Alberta Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany and Royal Atlantis Group, Inc. (“Royal Atlantis”). Under the terms of the Purchase Agreement, Mr. Ivany and Royal Atlantis have transferred to us a total of six mining claims located in the province of Alberta, Canada.

In exchange for the mining claims transferred to us under the Purchase Agreement, we are required to pay a total of $20,000 ($10,000 each) to Mr. Ivany and Royal Atlantis on or before November 15, 2007.

Item 13. Exhibits

Exhibit Number	Description
3.1	Amended Articles of Incorporation [1]
3.2	By-laws [2]
9.1	Voting, Support and Exchange Trust Agreement [2]
9.2	Assignment and Assumption Agreement [2]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002.
[2]	Incorporated by reference to the Registration Statement on Form 10 (File No. 000-27645)

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended June 30, 2007 and June 30, 2006 were approximately $9,500 and $8,500, respectively.

Audit-Related Fees

 Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

 Tax Fees

 The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended June 30, 2007 and 2006.

 All Other Fees

 The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended June 30, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ivany Mining, Inc.

By: /s/ Derek Ivany
Derek Ivany
Chief Executive Officer and Director
Dated: September 28, 2007

By: /s/ Victor Cantore
Victor Cantore
Chief Financial Officer and Director
Dated: September 28, 2007