Form 10QSB
period 2007-09-30
IVANY MINING INC
filed 2007-11-13
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-27645

Ivany Mining Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 A Rue Du Frost , St. Leonard, Quebec, Canada H1P 2Z5
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,396,032 common shares as of November 8, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2007;
F-2	Statements of Operations for the three months ended September 30, 2007 and 2006;
F-3	Statements of Cash Flows for the three months ended September 30, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30, 2007	June 30, 2007
	(Unaudited)
CURRENT ASSETS
Cash	$3,647	$-

Total Current Assets	3,647	-

OTHER ASSETS
Mineral properties	23,108	-

TOTAL ASSETS	$26,755	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$34,933	$33,482
Loans payable	40,247	40,247
Loans due to shareholder	167,917	108,834

Total Current Liabilities	243,097	182,563

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-

Common stock; 200,000,000 shares authorized, at $0.001 par value, 20,246,032 and 246,032 shares issued and outstanding, respectively	20,246	246
Additional paid-in capital	6,218,203	6,215,095
Accumulated deficit	(6,454,791)	(6,397,904)

Total Stockholders' Equity (Deficit)	(216,342)	(182,563)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$26,755	$-
The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		From Inception Through September 30,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES

General and administrative	56,887	-	56,887

Total Expenses	56,887	-	56,887

LOSS FROM OPERATIONS	(56,887)	-	(56,887)

DISCONTINUED OPERATIONS	-	4,406	6,397,904

NET LOSS	$(56,887)	$(4,406)	$(6,454,791)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	10,246,032	246,032
The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended September 30,		From Inception Through September
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,887)	$(4,406)	$(6,454,791)

Discountinued operations	-	4,406	6,215,341

Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating assets and liabilities:
Change in accounts payable	1,451	-	34,933

Net Cash Used by Operating Activities	(55,436)	-	(204,517)

CASH FLOWS FROM FINANCING ACTIVITIES

Borrowings of notes payable	-	-	40,247
Borrowings from shareholder	59,083	-	167,917

Net Cash Use by Operating Activities	59,083	-	208,164

NET DECREASE IN CASH	3,647	-	3,647

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$3,647	$-	$3,647

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$23,108	$-	$23,108
The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and June 30, 2007

                         NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2007 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

                       NOTE   2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

IVANY MINING, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and June 30, 2007

                     NOTE 3 - SIGNIFICANT TRANSACTIONS

During the period ended September 30, 2007, the Company purchased 3 mineral properties for 20,000,000 shares of its common stock. The properties were recorded at the predecessor cost of $23,108.

The Company has entered into an agreement to purchase mineral properties for $20,000 due in November 2007. The Company has also agreed to purchase another mineral property for $100,000 due in October 2007 with 150,000 shares of the Company’s common stock.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Description of Business

We are in the business of mineral exploration and development. We have recently acquired or entered into agreements to acquire several mineral claims in the provinces and Quebec and Alberta, Canada. Our plan is to attempt to identify and pursue opportunities for the acquisition and development of mining properties in Canada and around the world.

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

Description and Location of the Zama Lake Property

The Zama Lake Pb-Zn property consists of ten metallic mineral permits covering 92,160 hectares (227,732.3 acres) located 700 km north northwest of Edmonton Alberta. The property is a grass roots Pb-Zn Play staked as the result of the discovery of anomalous sphalerite and galena grains found in till samples collected during diamond exploration. The property area is forested and hosts parts of the Zama Lake Oil and Gas field. Zama Lake and Zama City are oil industry support bases and are located within the property.

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

Processing of aeromagnetic data should be completed and targets selected for ground follow-up. Follow-up ground geophysics should likely initially consist of ground magnetometer, VLF-EM, HLEM and selected induced polarization (IP) surveys. The best suite of surveys should be determined given the local ground conditions and overburden thickness. It will likely be possible in some cases to use pre-existing grid lines from seismic surveys. Further airborne EM with preliminary drill targets by late fall. Total cost for the Phase I program is estimated at $400,000.

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

Plan of Operations

Our immediate business plan is to proceed with the exploration of the Zama Lake mineral claims to determine whether there are commercially exploitable reserves of lead, zinc or other metals. We intend to proceed with the initial exploration program as recommended by our consulting geologist and by the Agreement under which we have acquired the property. The recommended geological program will cost a total of approximately $1,400,000. In addition, we plan engage in initial surveying and sampling on our Quebec properties at a projected cost of $1,052,000. Our plan of operations for the current fiscal year is to complete the recommended exploration programs on the Zama Lake property and our other mineral claims.

Total expenditures over the current fiscal year are therefore expected to be approximately $2,452,000, exclusive of administrative and overhead costs.

As of September 30, 2007 we had $3,647 in cash on hand and no working capital. In order to continue operating and to complete our planned exploration programs, we will therefore need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We believe that outside debt financing will not be an alternative for funding exploration programs. The risky nature of this enterprise and lack of tangible assets other than our mineral claims places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as economically viable mines can be demonstrated.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three months ended September 30, 2007 and 2006

We have not earned any revenues since the inception of our current business operations. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $56,887 for the three months ended September 30, 2007 and in the amount of $0 for the three months ended September 30, 2006. We have incurred total operating expenses of $56,887 from the inception of our current operations through September 30, 2007. We incurred no operating expenses from discontinued operations in the three months ended September 30, 2007 and we incurred operating expenses from discontinued operations in the amount of $4,406 in the three months ended September 30, 2006. Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,791.

We incurred a net loss in the amount of $56,887 for the three months ended September 30, 2007 and in the amount of $0 for the three months ended September 30, 2006. Since the inception of our current operations through September 30, 2007, we have incurred a total net loss of $56,887. Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations. The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of June 30, 2007, we had cash in the amount of $3,647 and a working capital deficit of $239,450.

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

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that, at this time, no accounting policies fit this definition.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

Item 5.     Other Information

Item 6.      Exhibits

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

Ivany Mining Inc.

Date:	November 14, 2007

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director