Form 10-QT
period 2008-02-14
IVANY MINING INC
filed 2008-02-14
CIK 1096555

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 12b-25

Commission File Number: 000-27645

Notification of Late Filing

(Check One):

[ ]  Form  10-KSB [ ] Form  20-F  [ ] Form  11-K  [X] Form  10-QSB [ ] Form N-SAR

For Period Ended:   January 31, 2007

[ ]	Transition Report on Form 10-KSB
[ ]	Transition Report on Form 20-F
[ ]	Transition Report on Form 11-K
[ ]	Transition Report on Form 10-QSB
[ ]	Transition Report on Form N-SAR

For the Transition Period Ended:

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification  relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

Part I - Registrant Information

Ivany Mining Inc. Full Name of Registrant

_____________________ Former Name if Applicable

8720 Ru Du Frost Address of Principal Executive Office (Street and Number)

St. Leonard, Quebec, Canada H1P 2Z5 City, State and Zip Code

Part II - Rules 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-(b), the following should be completed. (Check box, if appropriate)

[X]     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X]     (b) The subject annual report, semi-annual report, transition report on Form 10-KSB, Form 20-F, 11-K or Form N- SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-QSB, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[  ]     (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III - Narrative

State below in reasonable detail the reasons why Form 10-KSB, 20-F, 11-K, 10-QSB, N-SAR, or the transition report or portion thereof could not be file within the prescribed period.

The Company was unable to compile the necessary financial information required to prepare a complete filing.  Thus, the Company would be unable to file the periodic report in a timely manner without unreasonable effort or expense.  The Company expects to file within the extension period.

Part IV - Other Information

(1)  Name and telephone number of person to contract in regard to this notification.

Derek Ivany	514	325-4567
(Name)	(Area Code)	(Telephone Number)

(2)  Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If the answer is no, identify report(s).

[X] Yes [  ] No

(3)   Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
[  ] Yes [X] No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Ivany Mining Inc.
(Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2008	By: /s/ Derek Ivany
Derek Ivany Its: Chief Executive Officer