Form 10QSB
period 2008-02-14
IVANY MINING INC
filed 2008-02-15
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-27645

Ivany Mining Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 A Rue Du Frost , St. Leonard, , Quebec, Canada H1P 2Z5
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [ X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,386,200  common shares as of February 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of December 31, 2007;

F-2	Statements of Operations for the three and six months ended December 31, 2007 and 2006;

F-3	Statements of Stockholders’ Equity (Deficit) as of December 31, 2007

F-4	Statements of Cash Flows for the three and six months ended December 31, 2007 and 2006;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31, 2007	June 30, 2007
	(Unaudited)

CURRENT ASSETS
Cash	$821,749	$-

Total Current Assets	821,749	-

OTHER ASSETS
Mineral properties	211,477	-

TOTAL ASSETS	$1,033,226	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$38,128	$33,482
Loans payable	40,247	40,247
Stock subscriptions payable	1,119,000	-
Loans due to shareholder	113,979	108,834

Total Current Liabilities	1,311,354	182,563

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-

Common stock; 200,000,000 shares authorized, at $0.001 par value, 20,396,032 and 246,032 shares issued and outstanding, respectively	20,396	246
Additional paid-in capital	6,293,053	6,215,095
Accumulated deficit	(6,591,577)	(6,397,904)

Total Stockholders' Equity (Deficit)	(278,128)	(182,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICITY)	$1,033,226	$-

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception Through December 31,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Exploration	45,551	-	45,551		45,551
General and administrative	88,935	-	145,822	-	145,822

Total Expenses	134,486	-	191,373	-	191,373

LOSS FROM OPERATIONS	(134,486)	-	(191,373)	-	(191,373)

LOSS (GAIN) ON CURRENCY EXCHANGE	2,300	-	2,300	-	2,300

DISCONTINUED OPERATIONS	-	5,470	-	9,876	6,397,904

NET LOSS	$(136,786)	$(5,470)	$(193,673)	$(9,876)	$(6,591,577)

BASIC LOSS PER SHARE	$(0.10)	$(0.02)	$(0.15)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	1,321,032	246,032	1,321,032	246,032

The accompanying notes are an integral part of these financial statements

IVANY MINING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock Shares Amount		Additional Paid-In Capital	During the Development Stage	Total Stockholders' Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	98,108

Net loss for the six months ended December 31, 2007	-	-	-	(193,673)	(193,673)

Balance, December 31, 2007	20,396,032	$20,396	$6,293,053	$(6,591,577)	$(278,128)

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended December 31,		From Inception Through December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(193,673)	$(9,876)	$(6,591,577)
Adjustments to reconcile net loss to net cash used by operating activities:

Discountinued operations	-	9,876	6,215,341
Changes in operating assets and liabilities:
Change in accounts payable	4,646	-	38,128

Net Cash Used by Operating Activities	(189,027)	-	(338,108)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mineral properties	(113,369)	-	(113,369)

Net Cash Used by Investing Activities	(113,369)	-	(113,369

CASH FLOWS FROM FINANCING ACTIVITIES

Stock subscriptions received	1,119,000	-	1,119,000
Borrowings of notes payable	-	-	40,247
Borrowings from shareholder	5,145	-	113,979

Net Cash Used by Operating Activities	1,124,145	-	1,273,226

NET DECREASE IN CASH	821,749	-	821,749

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$821,749	$-	$821,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:		$-	$98,108
Common stock issued for mineral properties	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
Notes to the Condensed Financial Statements
December 31, 2007 and June 30, 2007

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2007 audited financial statements.  The results of operations for the periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

Description of Business

We are in the business of mineral exploration and development. We have acquired or entered into agreements to acquire several mineral claims in the provinces and Quebec and Alberta, Canada. Our plan is to attempt to identify and pursue opportunities for the acquisition and development of mining properties in Canada and around the world.

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

Zama Lake Pb-Zn Property

Acquisition of Property

On September 11, 2007, we entered into a Letter of Intent Purchase Agreement (the “Purchase Agreement”) with Star Uranium Corp. (“Star Uranium”). Under the terms of the Purchase Agreement, Star Uranium has agreed to transfer to us ten mining claims located in the Zama Lake area of northern Alberta, Canada. Under the Purchase Agreement, we paid Star Uranium a cash purchase price of $100,000CDN. Also, we issued Star Uranium 150,000 shares of our common stock as additional consideration for the purchased mining claims. The mining claims transferred under the Purchase Agreement cover a total of approximately 92,160 hectares.

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

In exchange for the mining claims transferred to us under the Purchase Agreement, we paid a total of $20,000 ($10,000 each) to Mr. Ivany and Royal Atlantis.

In 2007, Ivany Mining Inc. hired Paul A. Hawkins & Associates Ltd. an independent geological services firm to further analyze and complete a National Instrument 43-101 compliance form on the property. The report covers the property optioned from Star Uranium and outlines a detailed exploration program for the Zama Lake property.

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

Plan of Operations

Our immediate business plan is to proceed with the exploration of the Zama Lake mineral claims to determine whether there are commercially exploitable reserves of lead, zinc or other metals. We have commenced our initial exploration program as recommended by our consulting geologist and as required by the Agreement under which we have acquired the property.  Currently, our geologist is in the process of interpreting airborne data and planning the further exploration activities.  The complete recommended geological program for the Zama Lake mineral claims will cost a total of approximately $1,400,000. In addition, we plan engage in initial surveying and sampling on our Quebec properties at a projected cost of $1,052,000. Our plan of operations for the current fiscal year is to complete the recommended exploration programs on the Zama Lake property and our other mineral claims.

Total expenditures over the current fiscal year are therefore expected to be approximately $2,452,000, exclusive of administrative and overhead costs.

In order to continue operating and to complete our planned exploration programs, we will need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We believe that outside debt financing will not be an alternative for funding exploration programs. The risky nature of this enterprise and lack of tangible assets other than our mineral claims places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as economically viable mines can be demonstrated.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended December 31, 2007 and 2006

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $134,486 for the three months ended December 31, 2007 and in the amount of $0 for the three months ended December 31, 2006.  We incurred operating expenses in the amount of $191,373 for the six months ended December 31, 2007 and in the amount of $0 for the six months ended December 31, 2006.  We have incurred total operating expenses of $191,373 from the inception of our current operations through December 31, 2007.  We incurred no operating expenses from discontinued operations in the three and six months ended December 31, 2007.  We incurred operating expenses from discontinued operations in the amount of $5,470 in the three months ended December 30, 2006 and in the amount of 9,876 in the six months ended December 30, 2006.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $136,786 for the three months ended December 31, 2007 and in the amount of $5,470 for the three months ended December 30, 2006.  We incurred a net loss in the amount of $193,673 for the six months ended December 31, 2007 and in the amount of $9,876 for the six months ended December 30, 2006.  Since the inception of our current operations through December 31, 2007, we have incurred a total net loss of $191,373. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of December 31, 2007, we had cash in the amount of $821,749 and a working capital deficit of $489,605.  Our reported working capital deficit as of December 31, however, is primarily the result of a current liability in the amount of $1,119,000 for stock subscriptions payable.  This item reflects cash received from purchasers of common stock in a private offering who, as of the end of the reporting period, had not been issued the shares purchased.  After the reporting period on January 14, 2008, the private offering was closed and all purchasers were issued the common stock for which they had subscribed.

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

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

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

In June 2006, the Financial Accounting Standards Board  issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007.

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

Ivany Mining Inc.

Date:	February 14, 2008

By: /s/Derek Ivany Derek Ivany Title: Chief Executive Officer and Director