Form 10-Q
period 2008-03-31
IVANY MINING INC
filed 2008-05-16
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27645

Ivany Mining Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 A Rue Du Frost, St. Leonard, Quebec, Canada H1P 2Z5
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,386,200 common shares as of May 13, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2008;

F-2	Statements of Operations for the three and nine months ended March 31, 2008 and 2007;

F-3	Statements of Stockholders’ Equity as of March 31, 2008;

F-4	Statements of Cash Flows for the three and nine months ended March 31, 2008 and 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	March 31, 2008	June 30, 2007
	(Unaudited)

CURRENT ASSETS
Cash	$425,229	$-

Total Current Assets	425,229	-

EQUIPMENT, net	5,839	-

OTHER ASSETS
Mineral properties	397,529	-

TOTAL ASSETS	$828,597	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$28,072	$33,482
Loans payable	-	40,247
Loans due to shareholders	3,694	108,834

Total Current Liabilities	31,766	182,563

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 25,451,877 and 246,032 shares issued and outstanding, respectively	25,452	246
Additional paid-in capital	7,566,244	6,215,095
Accumulated deficit	(6,794,865)	(6,397,904)

Total Stockholders' Equity (Deficit)	796,831	(182,563)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$828,597	$-

The accompanying notes are an integral part of these financial statements

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception Through March 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Exploration	21,169	-	66,720		66,720
General and administrative	178,664	-	324,486	-	324,486
Depreciation	225	-	225	-	225

Total Expenses	200,058	-	391,431	-	391,431

LOSS FROM OPERATIONS	(200,058	-	(391,431)	-	(391,431)

LOSS (GAIN) ON CURRENCY EXCHANGE	3,230	-	5,530	-	5,530

DISCONTINUED OPERATIONS	-	11,926	-	21,802	6,397,904

NET LOSS	$(203,288)	$(11,926)	$(396,961)	$(21,802)	$(6,794,865)

BASIC LOSS PER SHARE	$(0.02)	$(0.05)	$(0.03)	$(0.09)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,848,955	246,032	12,848,955	246,032

The accompanying notes are an integral part of these financial statements

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	1,278,247

Net loss for the nine months ended March 31, 2008	-	-	-	(396,961)	(396,961)

Balance, March 31, 2008	25,451,877	$25,452	$7,566,244	$(6,794,865)	$796,831

The accompanying notes are an integral part of these financial statements

IVANY MINING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended March 31,		From Inception Through March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(396,961)	$(21,802)	$(6,794,865)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	21,802	6,215,341
Non-cash operating items:
Depreciation	225	-	225
Changes in operating assets and liabilities:
Change in accounts payable	(5,410)	-	28,072

Net Cash Used by Operating Activities	(402,146)	-	(551,227)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mineral properties	(299,421)	-	(299,421)
Purchase of computer equipment	(6,064)		(6,064)

Net Cash Used by Investing Activities	(305,485)	-	(305,485)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	1,278,247	-	1,278,247
Repayment of notes payable	(40,247)	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	(110,285)	-	(110,285)
Borrowings from shareholder	5,145	-	113,979

Net Cash Used by Operating Activities	1,132,860	-	1,281,941

NET DECREASE IN CASH	425,229	-	425,229

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$425,229	$-	$425,229

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common Stock issued for mineral properties	$98,108	$-	$98,108

The accompanying notes are an integral part of these financial statements

IVANY MINING, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and June 30, 2007

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Exploration Plans

Although we had originally planned a 2008 exploration budget of CDN $600,000 for Temiscamingue in 2008, we have decided to focus on our Zama Lake properties instead.  At this time, we plan to conduct limited ground exploration on the Temiscamingue property during the Summer of 2008.

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

Exploration Plans

Although we had tentatively planned a 2008 exploration budget of $452,000 for the Mont Laurier properties, these plans have been placed on hold so that we may focus on the Zama Lake exploration.  No exploration expenditures are currently planned for the Mont Laurier properties.  We may, however, undertake an initial program of sampling and drilling in the future.

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

Plan of Operations

Our immediate business plan is to proceed with the exploration of the Zama Lake mineral claims to determine whether there are commercially exploitable reserves of lead, zinc or other metals. We have commenced our initial exploration program as recommended by our consulting geologist and as required by the Agreement under which we have acquired the property.  To date, we have incurred approximately $529,000 in costs related to the Zama Lake properties, including acquisition cost and exploration expenses.  Most recently, we have completed an airborne survey of four townships within the property.  We believe the results of this survey will allow us to identify target areas for follow-up exploration in the Fall of 2008. The costs incurred to date have satisfied the 2008 exploration expenditure obligations imposed by the Agreement under which we acquired the property.  The complete recommended geological program for the Zama Lake mineral claims will cost a total of approximately $1,400,000.  Our plan of operations for the current fiscal year is to continue the recommended exploration program on the Zama Lake property.

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

Results of Operations for the three and nine months ended March 31, 2008 and 2007

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $200,058 for the three months ended March 31, 2008 and in the amount of $0 for the three months ended March 31, 2007.  We incurred operating expenses in the amount of $391,431 for the nine months ended March 31, 2008 and in the amount of $0 for the nine months ended March 31, 2007.  We have incurred total operating expenses of $391,431 from the inception of our current operations through March 31, 2008.  We incurred no operating expenses from discontinued operations in the three and nine months ended March 31, 2008.  We incurred operating expenses from discontinued operations in the amount of $11,296 in the three months ended March 31, 2007 and in the amount of $21,802 in the nine months ended March 31, 2007.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $203,288 for the three months ended March 31, 2008 and in the amount of $11,296 for the three months ended March 31, 2007.  We incurred a net loss in the amount of $396,961 for the nine months ended March 31, 2008 and in the amount of $21,802 for the nine months ended March 31, 2007.  Since the inception of our current operations through December 31, 2007, we have incurred a total net loss of $391,431. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of March 31, 2008, we had cash in the amount of $425,229 and working capital of $393,463.
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

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

PART II – OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Ivany Mining Inc.

Date:	May 14, 2008

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director