Form 10-K
period 2008-06-30
IVANY MINING INC
filed 2008-10-14
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 000-27645

Ivany Mining, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0258277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8720-A Rue Du Frost St. Leonard, Quebec, Canada	H1P 2Z5
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 514-325-4567

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,751,877

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  25,751,877 as of October 10, 2008.

 PART I
Item 1.   Business

Company Overview

Ivany Mining Inc. was formed as a Delaware corporation on July 13, 1999.  Our principal executive offices are located at 8720-A Rue Du Frost, St. Leonard, Quebec, Canada H1P 2Z5.  Our telephone number is 514-325-4567.

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

Government Regulation and Supervision

The Metallic Minerals and Industrial Minerals Permits (“Permits”) which comprise the Zama Lake Property were staked under the terms of the Mines and Minerals Act – Metallic and Industrial Minerals Tenure Regulation (AR 145/2005). The permits grants the holder:

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

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “IVNM.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending June 30, 2008
Quarter Ended	High $	Low $
June 30, 2008	1.25	0.90
March 31, 2008	0.81	0.65
December 31, 2007	0.65	0.65
September 30, 2007	5.00	0.75

Fiscal Year Ending June 30, 2007
Quarter Ended	High $	Low $
June 30, 2007	6.00	1.10
March 31, 2007	6.00	2.50
December 31, 2006	4.50	2.50
September 30, 2006	4.50	3.50

On October 7, 2008, the last sales price per share of our common stock was $0.05.

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

Holders of Our Common Stock

As of October 10, 2008, we had 25,751,877 shares of our common stock issued and outstanding, held by 94 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On October 18, 2007, our Board of Directors approved the adoption of the 2007 Stock Option Plan of Ivany Mining, Inc. (the “Plan”).  On July 24, 2008, we filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 5,000,000 shares of our common stock, par value $0.001 per share, which may be issued by us upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan.  A copy of the Plan was filed as an exhibit with the Form S-8 on July 24, 2008. Options to purchase total of 2,500,000 shares have been granted under the plan; a total of 2,500,000 shares therefore remain authorized but not yet awarded under the Plan.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

Our immediate business plan is to proceed with the exploration of the Zama Lake mineral claims to determine whether there are commercially exploitable reserves of lead, zinc or other metals.

We have commenced our initial exploration program as recommended by our consulting geologist and as required by the Agreement under which we have acquired the property.  As of June 30, 2008, we have incurred approximately $491,259.65 in costs related to the Zama Lake properties, including acquisition cost and exploration expenses.  Most recently, we have completed an airborne survey of four townships within the property.  We are currently analyzing  the results of this survey for the purpose of identifying target areas for follow-up exploration. The costs incurred to date have satisfied the 2008 exploration expenditure obligations imposed by the Agreement under which we acquired the property.  The complete recommended geological program for the Zama Lake mineral claims will cost a total of approximately $1,400,000.  Our plan of operations for the current fiscal year is to continue the recommended exploration program on the Zama Lake property.

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

Results of Operations for the years ended June, 2008 and 2007

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $1,847,014 for the year ended June 30, 2008 and in the amount of $0 for the year ended June 30, 2007.  Of this total, $1,292,667 reflects the fair value of options granted to our officers, $413,788 represents other general and administrative expenses, $139,801 represents direct exploration expenses, and $758 represents depreciation.  We have incurred total operating expenses of $1,847,014 from the inception of our current operations through June 30, 2008.  We incurred no operating expenses from discontinued operations in the year ended June 30, 2008.  We incurred operating expenses from discontinued operations in the amount of $38,869 in the year ended June 30, 2007.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $1,847,014 for the year ended June 30, 2008 and in the amount of $38,869 for the year ended June 30, 2007. Since the inception of our current operations through June 30, 2008, we have incurred a total net loss of $1,847,014. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of June 30, 2008, we had current assets in the amount of $120,304, consisting entirely of cash. Our current liabilities as of June 30, 2008, were $14,263. Thus, we had working capital of $106,041 as of June 30, 2008.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of approximately $8,244,918 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Mr. Derek Ivany, our President and Director, and Mr. Victor Cantore, our Chief Financial Officer and Director, are currently each working approximately 10 to 20 hours per week to meet our needs.  As demand requires, Mr. Ivany and Mr. Cantore will devote additional time.  We currently have no other employees.  We do not expect to increase our number of employees during the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending June 30, 2007.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our current directors and executive officers, their ages as of June 30, 2008 and their present positions.

Name	Age	Office(s) Held
Derek Ivany	25	President, Chief Executive Officer, and Director
Victor Cantore	42	Director, Chief Financial Officer

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Derek Ivany.  Mr. Ivany is currently our President, Chief Executive Officer, and director. He was appointed to our board of directors on September 15, 2005 and was appointed as our Chief Executive Officer and Chief Financial Officer on November 29, 2005.  Mr. Ivany’s business experience has been focused in the area of technical services. Since March 2000, Mr. Ivany has acted as a consultant in the technical services area to TransEuro Energy Corp. In September 2004, Mr. Ivany co-founded Indochina Securities Inc.   Mr. Ivany was formerly a director two Canadian public companies, Star Uranium Corp. and Hi Ho Silver Resources.

Victor Cantore.  Mr. Cantore is currently our Chief Financial Officer and director. He became our President, Secretary and sole director on November 14, 2001 and served as our Chief Executive Officer and Chief Financial Officer until November 29, 2005.   From 1999 to 2001, Mr. Cantore operated his own venture capital fund, Cantore Capital.  From June 1992 to April 1999, he was an investment advisor with RBC Dominion Securities and Tasse & Associates.

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

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Derek Ivany	0	0	0
Victor Cantore	0	0	0

Code of Ethics

As of June 30, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended June 30, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, president, CEO, and director	2008 2007	0 0	0 0	0 0	646,257 646,409	0 0	0 0	0 0	0 0
Victor Cantore, CFO and director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.  Our executive officers may receive stock options at the discretion of our board of directors in the future, either through our 2007 Stock Option Plan or otherwise at the discretion of our board of directors.  On June 26, 2008, under the terms of the 2007 Stock Option Plan, we awarded each of our directors options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share.  These options vested immediately and are exercisable for a period of two years.  The award of these options was designed to provide an incentive to our officers to increase the over-all value of our company.  The immediate vesting of the options, combined with the two-year exercise period, was intended to provide a balance of incentives for our officers by providing the potential for net value to the officers upon an immediate increase in the value of the company, while also allowing an opportunity for the officers to earn greater value by way of a larger and sustained increase in the value of the company over time.

Although we do not currently pay our officer cash compensation, we reserve the right to provide such compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Stock Option Grants

On June 26, 2008, under the terms of the Stock Option Plan, we awarded each of our directors options to purchase 1,000,000 shares of our common stock at an exercise price of $0.50 per share.  These options vested immediately and are exercisable for a period of two years.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	1,000,000	0	0	$0.50	6/26/2010	0	0	0	0
Victor Cantore	1,000,000	0	0	$0.50	6/26/2010	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	0	0	0	0	0	0	0
Victor Cantore	0	0	0	0	0	0	0

Narrative Disclosure to Compensation of Directors Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended June 30, 2008.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.  We do have a stock option plan in place at this time although we have not yet issued any options.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of Ivany Mining other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

Stock Option Plans

On October 18, 2007, our Board of Directors approved the adoption of the 2007 Stock Option Plan of Ivany Mining, Inc. (the “Plan”).  On July 24, 2008, we filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 5,000,000 shares of our common stock, par value $0.001 per share, which may be issued by us upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan.  A copy of the Plan was filed as an exhibit with the Form S-8 on July 24, 2008.  Options to purchase total of 2,500,000 shares have been granted under the plan; a total of 2,500,000 shares therefore remain available for issuance under the Plan or pursuant to options which may be granted under the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of October 10, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 25,751,877 Shares of Common Stock issued and outstanding as of October 10, 2008.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 16 Spears St. Toronto Ontario M6N3X7 Canada	11,005,000(1)	42.73%
Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	8,106,501(2)	31.48%
Common	Total all executive officers and directors	19,111,501	74.21%

Common	5% Shareholders
Common	Anna Giglio 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	3,000,000	11.65%

1
Included in the calculation for Mr. Ivany are 5,000,000 shares held in the name of Penson Financial Services.  Also included in the calculation for Mr. Ivany are options to purchase 1,000,000 shares of common stock, at an exercise price of $0.50 per share.  These options are immediately exercisable and expire on June 26, 2010.

2
Included in the calculation for Mr. Ivany are options to purchase 1,000,000 shares of common stock, at an exercise price of $0.50 per share.  These options are immediately exercisable and expire on June 26, 2010.  Also included in the calculation of the beneficial ownership for Mr. Cantore are 1,250 options which are exercisable within 60 days.  Mr. Cantore holds 1,000 stock options to purchase 1,000 shares of common stock at an exercise price of $90.00.  These options are immediately exercisable and expire on February 28, 2011.  Mr. Cantore also holds 250 stock options to purchase 250 shares of common stock at an exercise price of $1,000.00.  These options are immediately exercisable and expire on February 28, 2010.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as provided below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

2.           On September 11, 2007, we entered into a Letter of Intent Purchase Agreement (the “Purchase Agreement”) with Star Uranium Corp. (“Star Uranium”).  Under the terms of the Purchase Agreement, Star Uranium has agreed to transfer to us ten mining claims located in the Zama Lake area of northern Alberta, Canada.  Under the Purchase Agreement, we were required to pay Star Uranium a purchase price of $100,000CDN on or before October 31, 2007.  Also, we were required to deliver to Star Uranium 150,000 shares of our common stock as additional consideration for the purchased mining claims.  The mining claims transferred under the Purchase Agreement cover a total of approximately 92,160 hectares.

Under the Purchase Agreement, we have also agreed to invest certain minimum amounts in the development of the mineral properties.  Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, we were required to spend a minimum of $400,000CDN toward exploration of the properties before May 16, 2008, which we have done, and an additional $1,000,000CDN toward exploration and development before May 16, 2010.

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

Derek Ivany, who is our President and CEO and a member of our board of directors, was also Vice-President of Business Development and a member of the board of directors for Star Uranium Corp at the time.

3.           On September 12, 2007, we entered into an Alberta Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany and Royal Atlantis Group, Inc. (“Royal Atlantis”).  Under the terms of the Purchase Agreement, Mr. Ivany and Royal Atlantis have transferred to us a total of six mining claims located in the province of Alberta, Canada.

In exchange for the mining claims transferred to us under the Purchase Agreement, we were required to pay a total of $20,000 ($10,000 each) to Mr. Ivany and Royal Atlantis on or before November 15, 2007.

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “Bulletin Board”).  The Bulletin Board does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$6,375	$0	$0	$0
2007	$9,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of June 30, 2008 and 2007

F-3	Statements of Operations for the years ended June 30, 2008 and 2007 and period from inception to June 30, 2008

F-4	Statement of Stockholders’ Equity for period from inception to June 30, 2008

F-5	Statements of Cash Flows for the years ended June 30, 2008 and 2007 and period from inception to June 30, 2008

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
23.1	Consent of Moore & Associates, Chtd., Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.
[2]	Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ivany Mining, Inc.

By:	/s/Derek Ivany
Derek Ivany President, Chief Executive Officer, and Director
October 14, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Derek Ivany
Derek Ivany President, Chief Executive Officer, and Director
October 14, 2008

By:	/s/Victor Cantore
Victor Cantore, Chief Financial Officer, Principal Accounting Officer, and Director
October 14, 2008

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ivany Mining, Inc
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Ivany Mining, Inc (An Exploration Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007 and since inception on April 23, 1990 through June 30, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivany Mining, Inc (An Exploration Stage Company) as of June 30, 2008 and June 30, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008 and June 30, 2007 and since inception on April 23, 1990 through June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred cumulative net losses of approximately $6,952,000 since inception, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
October 13, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2008	2007

CURRENT ASSETS
Cash	$120,304	$-

Total Current Assets	120,304	-

EQUIPMENT, net	5,336	-

OTHER ASSETS
Mineral properties	528,068	-

TOTAL ASSETS	$653,708	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$14,263	$33,482
Loans payable	-	40,247
Loans due to shareholders	-	108,834

Total Current Liabilities	14,263	182,563

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 25,451,877 and 246,032 shares issued and outstanding, respectively	25,452	246
Additional paid-in capital	8,858,911	6,215,095
Deficit accumulated during the exploration stage	(8,244,918)	(6,397,904)

Total Stockholders' Equity (Deficit)	639,445	(182,563)

TOTAL LIABILITIES AND STOCKHOLDERS 'EQUITY (DEFICIT)	$653,708	$-

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended June 30,		From Inception Through June 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration	139,801		139,801
General and administrative	1,706,455	-	1,706,455
Depreciation	758	-	758

Total Operating Expenses	1,847,014	-	1,847,014

LOSS FROM OPERATIONS	(1,847,014)	-	(1,847,014)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(1,847,014)	-	(1,846,2256)

DISCONTINUED OPERATIONS	-	(38,869)	(6,397,904)

NET LOSS	$(554,347)	$(38,869)	$(8,244,918)

BASIC LOSS PER COMMON SHARE	$(0.14)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	12,848,955	246,032

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	1,278,247

Value of options granted	-	-	1,292,667	-	1,292,667

Net loss for the year ended June 30, 2008	-	-	-	(1,847,014)	(1,847,014)

Balance, June 30, 2008	25,451,877	$25,452	$8,858,911	$(8,244,918)	$639,445

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended June 30,		From Inception Through June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(1,847,014)	$(38,869)	$(8,244,918)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	38,869	6,243,678
Value of options granted	1,292,667	-	1,292,667
Non-cash operating items:
Depreciation	758	-	758
Changes in operating assets and liabilities:
Change in accounts payable	(19,219)	-	(19,219)

Net Cash Used in Operating Activities	(572,808)	-	(727,034)

INVESTING ACTIVITIES

Purchase of mineral properties	(429,960)	-	(429,960)
Purchase of computer equipment	(6,094)		(6,094)

Net Cash Used in Investing Activities	(436,054)	-	(436,054)

FINANCING ACTIVITIES

Proceeds from common stock	1,278,247	-	1,278,247
Repayment of notes payable	(40,247)	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	(113,979)	-	(113,979)
Borrowings from shareholder	5,145	-	119,124

Net Cash Provided by
Financing Activities	1,129,166	-	1,283,392

NET DECREASE IN CASH	120,304	-	120,304

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$120,304	$-	$120,304

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$98,108	$-	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Ivany Mining, Inc. (fka Planet411.com, Inc.), (referred to as the “Company”) was previously involved in the e-business industry. It provided end-to-end, e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). As of June 30, 2007 the Company determined to focus on the strategic acquisition and development of uranium, diamond, base metals, and precious metals properties on a worldwide basis. Accordingly, it was reclassified as a development stage company and its prior operations were reclassified to discontinued operations.

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

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $6,952,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

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

The income tax provision differs from the amount of income tax determined by applying US and Canadian federal income tax rates of 39% to pre-tax income for the years ended June 30, 2008 and 2007 due to the following:

	2008	2007

Book loss	$(720,335)	$(15,159)
Stock options granted	504,140	-
Valuation allowance	216,195	15,159

	$-	$-

Net deferred tax assets consist of the following components as of June 30, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$216,195	$-
Valuation allowance	(216,195)	-
Net deferred tax assets	$-	$-

At June 30, 2008, the Company had net operating loss carry forwards of approximately $554,347 that may be offset against future taxable income through 2028.  No tax benefit has been reported in the June 30, 2008, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Advertising Costs- The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling and marketing expenses during the reported periods.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Recent Accounting Pronouncements- In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Equity-Based Compensation – The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As of June 30, 2008, the Company has not issued any share-based payments to its employees.

Impairment of Long-Lived Assets -The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

2.         LOANS PAYABLE
As of June 30, 2007, the Company had unsecured, non-interest bearing demand loans payable totalling $40,247 from unrelated parties. The loans were repaid during the year ended June 30, 2008.

3.        LOANS DUE TO SHAREHOLDER

As of June 30, 2007, the Company had an unsecured, non interest bearing demand loans due to a shareholder of the Company totalling $108,834. The loans were repaid during the year ended June 30, 2008.

4.        CAPITAL STOCK TRANSACTIONS

Preferred stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2007, the Company has no shares of preferred stock issued or outstanding.

Common stock - The authorized common stock is 200,000,000 shares with a par value of $0.001. During the year ended June 30, 2007, the Company completed a reverse split on its common stock from 500 shares to 1 share. The reverse stock split is reflected on a retroactive basis. During the year ended June 30, 2008, the Company issued 5,055,845 shares of its common stock for cash of $1,278,247. The Company also issued 20,150,000 shares of its common stock for mineral properties valued at $98,108.

5.           MINERAL PROPERTIES

On September 10, 2007, the Compnay entered into a Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany, Victor Cantore, and Anna Giglio. Under the terms of the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio have each transferred to the Company certain mining claims owned by them and located in the province of Quebec, Canada. The mining claims acquired under the Purchase Agreement cover a total of approximately 27,277.27 hectares.  In exchange for the mining claims transferred to us under the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio were issued a total of 20,000,000 shares of common stock.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

5.           MINERAL PROPERTIES (CONTINUED)

On September 11, 2007, the Company entered into a Letter of Intent Purchase Agreement (the “Purchase Agreement”) with Star Uranium Corp. (“Star Uranium”). Under the terms of the Purchase Agreement, Star Uranium has agreed to transfer to the Company ten mining claims located in the Zama Lake area of northern Alberta, Canada. Under the Purchase Agreement, the Company paid Star Uranium a purchase price of $100,000 on or before October 31, 2007. Also, the Company delivered to Star Uranium 150,000 shares of our common stock as additional consideration for the purchased mining claims. The mining claims transferred under the Purchase Agreement cover a total of approximately 92,160 hectares.

Under the Purchase Agreement, the Company has also agreed to invest certain minimum amounts in the development of the mineral properties. Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, the Company is required to spend a minimum of $400,000 toward exploration of the properties before May 16, 2008 and an additional $1,000,000 toward exploration and development before May 16, 2010. Star Uranium has retained a 2% smelter royalty on the properties and has retained all diamond rights. The Company has the option to buy-down the retained net smelter royalty to 1% by making an additional payment of $1,000,000 to Star Uranium at any time.

On September 12, 2007, the Company entered into an Alberta Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany and Royal Atlantis Group, Inc. (“Royal Atlantis”). Under the terms of the Purchase Agreement, Mr. Ivany and Royal Atlantis have transferred to the Company a total of six mining claims located in the province of Alberta, Canada. In exchange for the mining claims transferred to the Company under the Purchase Agreement, the Company paid total of $20,000 ($10,000 each) to Mr. Ivany and Royal Atlantis.

6.           STOCK OPTIONS AND WARRANTS

During the year ended June 30, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 3.35%, a dividend yield of 0% and volatility of 118%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,292,667.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and non-employees of the Company. These warrants were granted in lieu of cash compensation for services performed.

	Number of Shares	Weighted Average Exercise Price
Outstanding as of July 1, 2006	-	$0.00
Granted	-	0.00
Exercised	-	0.00
Cancelled	-	0.00
Outstanding as of June 30, 2007	-	0.00
Granted	2,000,000	0.50
Exercised	-	0.00
Cancelled	-	0.00
Outstanding at June 30, 2008	2,000,000	$0.50

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008 and 2007

6.           STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the warrants outstanding and the related exercise prices for the shares of the Company’s common stock issued to non-employees of the Company.

	Warrants Outstanding			Warrants Exercisable
Year	Exercise Price	Number shares outstanding	Weighted Average Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
2007	$0.00	-	0.00	-	$0.00
2008	$0.50	2,000,000	1.95	2,000,000	$0.50

Total	2,000,000			2,000,000