Form 10-Q
period 2008-09-30
IVANY MINING INC
filed 2008-11-12
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,751,877 Common Shares as of November 10, 2008.

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2008 and June 30, 2008;
F-2	Statements of Operations for the three months ended September 30, 2008 and 2007 and from inception through September 30, 2008;
F-3	Statements of Stockholders’ Equity as of September 30, 2008
F-4	Statements of Cash Flows for the three months ended September 30, 2008 and 2007 and from inception through September 30, 2008;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

	September 30, 2008	June 30, 2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$1,385	$120,304

Total Current Assets	1,385	120,304

EQUIPMENT, net	4,831	5,336

OTHER ASSETS
Mineral properties	528,068	528,068

TOTAL ASSETS	$534,284	$653,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$24,026	$14,263
Loans due to shareholders	2,000	-

Total Current Liabilities	26,026	14,263

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 25,751,877 and 25,451,877 shares issued and outstanding, respectively	25,752	25,452
Additional paid-in capital	9,131,611	8,858,911
Deficit accumulated during the exploration stage	(8,649,105)	(8,244,918)

Total Stockholders' Equity	508,258	639,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$534,284	$653,708

The accompanying notes are an integral part of these financial statements.

F-1

IVANY MINING, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and June 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
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

F-5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the three months ended September 30, 2008 and 2007

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $404,187 for the three months ended September 30, 2008 and in the amount of $56,887 for the three months ended September 30, 2007. We have incurred total operating expenses of $2,251,201 from the inception of our current operations through September 30, 2008.  We incurred no operating expenses from discontinued operations in the three months ended September 30, 2008 and in the three months ended September 30, 2007.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $404,187 for the three months ended September 30, 2008, compared to a net loss of $56,887 for the three months ended September 30, 2007. Since the inception of our current operations through September 30, 2007, we have incurred a total net loss of $2,251,201. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of September 30, 2008, we had current assets in the amount of $1,385, consisting entirely of cash. Our current liabilities as of September 30, 2008, were $26,026. Thus, we had a working capital deficit of $24,641 as of September 30, 2008.

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

We have incurred cumulative net losses of approximately $2,251,201 since inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.   For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Currently, we do not believe that any accounting policies fit this definition.

Recently Issued Accounting Pronouncements

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.
[2]	Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ivany Mining Inc.

Date:	November 11, 2008

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director