Form 10-Q/A
period 2008-09-30
IVANY MINING INC
filed 2008-12-17
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended September 30,		From Inception Through September 30,
	2008	2007	2008

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration	31,547	-	171,348
General and administrative	372,135	56,887	2,078,590
Depreciation	505	-	1,263

Total Operating Expenses	404,187	56,887	2,251,201

LOSS FROM OPERATIONS	(404,187)	(56,887)	(2,251,201)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(404,187)	(56,887)	(2,251,201)

DISCONTINUED OPERATIONS	-	-	(6,397,904)

NET LOSS	$(404,187)	$(56,887)	$(8,649,105)

BASIC LOSS PER COMMON SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,601,877	10,246,032

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	1,278,247

Value of options granted	-	-	1,292,667	-	1,292,667

Net loss for the year ended June 30, 2008	-	-	-	(1,847,014)	(1,847,014)

Balance, June 30, 2008	25,451,877	25,452	8,858,911	(8,244,918)	639,445

Common stock issued for services at $0.91	300,000	300	272,700	-	273,000

Net loss for the three months ended September 30, 2008	-	-	-	(404,187)	(404,187)

Balance, September 30, 2008	25,751,877	$25,752	$9,131,611	$(8,649,105)	$508,258

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	For the Three Months Ended September 30,		From Inception Through September 30,
	2008	2007	2008
OPERATING ACTIVITIES

Net loss	$(404,187)	$(56,887)	$(8,649,105)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	6,243,678
Value of options granted	-	-	1,292,667
Common stock issued for services	273,000	-	273,000
Depreciation	505	-	1,263
Changes in operating assets and liabilities:
Change in accounts payable	9,763	1,451	(9,456)

Net Cash Used in Operating Activities	(120,919)	(55,436)	(847,953)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(429,960)
Purchase of computer equipment	-		(6,094)

Net Cash Used in Investing Activities	-	-	(436,054)

FINANCING ACTIVITIES

Proceeds from common stock	-	-	1,278,247
Repayment of notes payable	-	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	-	(113,979)
Borrowings from shareholder	2,000	59,083	121,124

Net Cash Provided by Financing Activities	2,000	59,083	1,285,392

NET DECREASE IN CASH	(118,919)	3,647	1,385

CASH AT BEGINNING OF PERIOD	120,304	-	-

CASH AT END OF PERIOD	$1,385	$3,647	$1,385

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$23,108	$98,108

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

Ivany Mining Inc.

Date:	December 17 , 2008

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director