Form 10-Q
period 2008-12-31
IVANY MINING INC
filed 2009-02-23
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,751,877 Common Shares as of February 16, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2008 and June 30, 2008;
F-2	Statements of Operations for the three and six months ended December 31, 2008 and 2007 and from inception of current operations through December 31, 2008;
F-3	Statements of Stockholders’ Equity as of December 31, 2008
F-4	Statements of Cash Flows for the three and six months ended December 31, 2008 and 2007 and from inception of current operations through December 31, 2008;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31, 2008	June 30, 2008
	(unaudited)

CURRENT ASSETS

Cash	$129	$120,304

Total Current Assets	129	120,304

EQUIPMENT, net	4,326	5,336

OTHER ASSETS

Mineral properties	528,068	528,068

Total Other Assets	528,068	528,068

TOTAL ASSETS	$532,523	$653,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$31,276	$14,263
Advances payable to shareholders	50,658	-

Total Current Liabilities	81,934	14,263

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 25,751,877 and 25,451,877 shares issued and outstanding, respectively	25,752	25,452
Additional paid-in capital	9,252,757	8,858,911
Deficit accumulated during the exploration stage	(8,827,920)	(8,244,918)

Total Stockholders' Equity	450,589	639,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$532,523	$653,708

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception Through December 31,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	-	45,551	31,547	45,551	171,348
General and administrative	178,310	91,235	550,445	148,122	2,129,195
Depreciation	505	-	1,010	-	1,768

Total Operating Expenses	178,815	136,786	583,002	193,673	2,302,311

LOSS FROM OPERATIONS	(178,815)	(136,786)	(583,002)	(193,673)	(2,302,311)

INCOME TAX EXPENSE	-	2,300	-	-	691

LOSS FROM CONTINUING OPERATIONS	(178,815)	(134,486)	(583,002)	(193,673)	(2,301,620)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(178,815)	$(134,486)	$(583,002)	$(193,673)	$(8,699,524)

BASIC LOSS PER COMMON SHARE	$(0.01)	$(0.10)	$(0.02)	$(0.15)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	25,751,877	1,321,032	25,651,877	1,321,032

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	1,278,247

Value of options granted	-	-	1,292,667	-	1,292,667

Net loss for the year ended June 30, 2008	-	-	-	(1,847,014)	(1,847,014)

Balance, June 30, 2008	25,451,877	25,452	8,858,911	(8,244,918)	639,445

Common stock issued for services at $0.91	300,000	300	272,700	-	273,000

Value of options granted	-	-	121,146	-	121,146

Net loss for the six months ended December 31, 2008	-	-	-	(583,002)	(583,002)

Balance, December 31, 2008	25,751,877	$25,752	$9,252,757	$(8,827,920)	$450,589

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,		From Inception Through December 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(583,002)	$(193,673)	$(8,827,920)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	-	-	6,243,678
Value of options granted	121,146	-	1,413,813
Common stock issued for services	273,000	-	273,000
Depreciation	1,010	-	1,768
Changes in operating assets and liabilities:
Change in accounts payable	17,013	4,646	(2,206)

Net Cash Used in Operating Activities	(170,833)	(189,027)	(897,867)

INVESTING ACTIVITIES

Purchase of mineral properties	-	(113,369)	(429,960)
Purchase of computer equipment	-		(6,094)

Net Cash Used in Investing Activities	-	(113,369)	(436,054)

FINANCING ACTIVITIES

Proceeds from common stock		1,119,000	1,278,247
Repayment of notes payable	-	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	-	(113,979)
Borrowings from shareholder	50,658	5,145	169,782

Net Cash Provided by Financing Activities	50,658	1,124,145	1,334,050

NET DECREASE IN CASH	(120,175)	821,749	129

CASH AT BEGINNING OF PERIOD	120,304	-	-

CASH AT END OF PERIOD	$129	$821,749	$129

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$98,108	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
Notes to the Condensed Financial Statements
December 31, 2008 and June 30, 2008

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.  The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

IVANY MINING, INC.
Notes to the Condensed Financial Statements
December 31, 2008 and June 30, 2008

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

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Under the Purchase Agreement, we have also agreed to invest certain minimum amounts in the development of the mineral properties. Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, we were required to spend a minimum of $400,000CDN toward exploration of the properties before May 16, 2008.  We are required to spend an additional $1,000,000CDN toward exploration and development before May 16, 2010.

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

In 2007, Ivany Mining Inc. hired Paul A. Hawkins & Associates Ltd. an independent geological services firm to further analyze and complete a National Instrument 43-101 compliance form on the property. The report covers the property optioned from Star Uranium and outlines a detailed exploration program.

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

Our plan of operations for the current fiscal year is to continue the recommended exploration program on the Zama Lake property.   In order to continue operating and to go forward with our planned exploration programs, however, we will need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock to fund all of our anticipated expenses. We believe that outside debt financing will not be an alternative for funding exploration programs. The risky nature of this enterprise and lack of tangible assets other than our mineral claims places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as economically viable mines can be demonstrated.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the three and six months ended December 31, 2008 and 2007

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $178,815 for the three months ended December 31, 2008 and in the amount of $136,768 for the three months ended December 31, 2007. We incurred operating expenses in the amount of $583,002 for the six months ended December 31, 2008 and in the amount of $193,673 for the six months ended December 30, 2007. We have incurred total operating expenses of $2,302,311 from the inception of our current operations through December 31, 2008.  We incurred no operating expenses from discontinued operations in the three and six months ended December 31, 2008 and in the three and six months ended December 31, 2007.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $178,815 for the three months ended December 31, 2008, compared to a net loss of $134,846 for the three months ended December 31, 2007. We incurred a net loss in the amount of $583,002 for the six months ended December 31, 2008, compared to a net loss of $193,673 for the six months ended December 31, 2007.  Since the inception of our current operations through December 31, 2008, we have incurred a total net loss of $2,301,620. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of December 31, 2008, we had current assets in the amount of $129, consisting entirely of cash. Our current liabilities as of December 31, 2008, were $81934. Thus, we had a working capital deficit of $81,805 as of December 31, 2008.

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

We have incurred cumulative net losses of $2,301,620 since inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Currently, a lack of cash has forced us to place our exploration activities at the Zama Lake property on temporary hiatus. We are currently attempting to raise additional funds for the purpose of continuing our plan of exploration at Zama Lake through the sale of one or more other mineral properties and through a private offering of common stock.  Our ability to raise additional capital through issuances of common stock or other means, however, is unknown.  We can provide no assurance that our efforts to raise additional funds will be successful.

The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.   For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Our ability to continue as a going concern is dependent our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirements and ongoing operations; however, there is no assurance we will be successful in these efforts.

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

Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008.

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

Ivany Mining Inc.

Date:	February 20, 2009

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director