Form 10-Q
period 2009-03-31
IVANY MINING INC
filed 2009-05-20
CIK 1096555

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  25,851,877 Common Shares as of May 15, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2009 (audited);

F-2	Statements of Operations for the three and nine months ended March 31, 2009 and 2008 and from inception of current operations through March 31, 2009 (unaudited);

F-3	Statements of Stockholders’ Equity as of March 31, 2009 (unaudited);

F-4	Statements of Cash Flows for the three and nine months ended March 31, 2009 and 2009 and from inception of current operations through March 31, 2009 (unaudited);

F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(An Exploration Stage Company)
Condensed Balance Sheets

ASSETS

	March 31, 2009	June 30, 2008
	(unaudited)
CURRENT ASSETS

Cash	$100	$120,304

Total Current Assets	100	120,304

EQUIPMENT, net	3,821	5,336

OTHER ASSETS

Mineral properties	528,068	528,068

Total Other Assets	528,068	528,068

TOTAL ASSETS	$531,989	$653,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$26,276	$14,263
Loans due to shareholders	60,658	-

Total Current Liabilities	86,934	14,263

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 25,851,877, and 25,451,877 shares issued and outstanding respectively	25,852	25,452
Additional paid-in capital	9,270,657	8,858,911
Deficit accumulated during the exploration stage	(8,851,454)	(8,244,918)

Total Stockholders' Equity	445,055	639,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$531,989	$653,708

The accompanying notes are an integral part of these financial statement.

IVANY MINING, INC.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,		From Inception Through March 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	-	21,169	31,547	66,720	171,348
General and administrative	23,029	181,894	573,474	330,016	2,279,929
Depreciation	505	225	1,515	225	2,273

Total Operating Expenses	23,534	203,288	606,536	396,961	2,453,550

LOSS FROM OPERATIONS	(23,534)	(203,288)	(606,536)	(396,961)	(2,453,550)
INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(23,534)	(203,288)	(606,536)	(396,961)	(2,453,550)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(23,534)	$(203,288)	$(606,536)	$(396,961)	$(8,851,454)

BASIC LOSS PER SHARE	$(0.00)	$(0.02)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	25,801,877	12,848,955	25,685,210	12,848,955

The accompanying notes are an integral part of these financial statement.

IVANY MINING, INC.
(An Exploration Stage Company)
Condensed Statements of Stockholder's Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	1,278,247

Value of options granted	-	-	1,292,667	-	1,292,667

Net loss for the year ended June 30, 2008	-	-	-	(1,847,014)	(1,847,014)

Balance, June 30, 2008	25,451,877	25,452	8,858,911	(8,244,918)	639,445

Common stock issued for services at $0.91	300,000	300	272,700	-	273,000

Value of options granted	-	-	121,146	-	121,146

Common stock issued for services at $0.18	100,000	100	17,900	-	18,000

Net loss for the nine months ended March 31, 2009	-	-	-	(606,536)	(606,536)

Balance, March 31, 2009	25,851,877	$25,852	$9,270,657	$(8,851,454)	$445,055

The accompanying notes are an integral part of these financial statement.

IVANY MINING, INC.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(unaudited)

	For the Nine Months Ended March 31,		From Inception Through March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(606,536)	$(396,961)	$(8,851,454)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,243,678
Value of options granted			1,292,667
Common stock issued for services	412,146	-	412,146
Depreciation	1,515	225	2,273
Changes in operating assets and liabilities:
Change in accounts payable	12,013	(5,410)	(7,206)

Net Cash Used in
Operating Activities	(180,862)	(402,146)	(907,896)

INVESTING ACTIVITIES

Purchase of mineral properties		(299,421)	(429,960)
Purchase of computer equipment		(6,064)	(6,094)

Net Cash Used in
Investing Activities	-	(305,485)	(436,054)

FINANCING ACTIVITIES

Proceeds from common stock		1,278,247	1,278,247
Repayment of notes payable		(40,247)	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder		(110,285)	(113,979)
Borrowings from shareholder	60,658	5,145	179,782

Net Cash Provided by
Financing Activities	60,658	1,132,860	1,344,050

NET DECREASE IN CASH	(120,204)	425,229	100

CASH AT BEGINNING OF PERIOD	120,304	-	-

CASH AT END OF PERIOD	$100	$425,229	$100

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$98,108	$98,108

The accompanying notes are an integral part of these financial statement.

IVANY MINING, INC.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2009 and June 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

 IVANY MINING, INC.
(An Exploration Stage Company)
Notes to the Condensed Financial Statements
March 31, 2009 and June 30, 2008

NOTE 3 - ISSUANCE OF COMMON STOCK

During the nine month period ending March 31, 2009, the Company issued 300,000 shares of common stock at a value of $0.91 per share as compensation for officer services.

On March 27, 2009, the Company issued 100,000 common shares of its common stock for services at a value of $0.18 per share.

NOTE 4 - RELATED PARTY NOTE

During the nine month period ending March 31, 2009, a total of $60,658 was advanced to the Company in the form of a related party note payable.  The note is due on demand and bears interest at a rate of 10 percent per annum.

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Results of Operations for the three and nine months ended March 31, 2009 and 2008

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $23,534 for the three months ended March 31, 2009, compared to operating expenses of $203,288 for the three months ended March 31, 2008. We incurred operating expenses in the amount of $606,536 for the nine months ended March 31, 2009, compared to operating expenses of $396,961 for the nine months ended March 31, 2008. We have incurred total operating expenses of $2,453,550 from the inception of our current operations through March 31, 2009.  We incurred no operating expenses from discontinued operations in the three and nine months ended March 31, 2009 and in the three and nine months ended December 31, 2008.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $23,534 for the three months ended March 31, 2009, compared to a net loss of $203,288 for the three months ended March 31, 2008. We incurred a net loss in the amount of $606,536 for the nine months ended March 31, 2009, compared to a net loss of $396,961 for the nine months ended March 31, 2008.  Since the inception of our current operations through March 31, 2009, we have incurred a total net loss of $2,453,550. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims, pending the receipt of adequate funding to continue with those programs.

Liquidity and Capital Resources

As of March 31, 2009, we had current assets in the amount of $100, consisting entirely of cash. Our current liabilities as of March 31, 2009, were $86,934. Thus, we had a working capital deficit of $86,834 as of March 31, 2009.

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

We have incurred cumulative net losses of $2,453,550 since inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Currently, a lack of cash has forced us to place our exploration activities at the Zama Lake property on temporary hiatus. We are currently attempting to raise additional funds for the purpose of continuing our plan of exploration at Zama Lake through the sale of one or more other mineral properties and through a private offering of common stock.  Our ability to raise additional capital through issuances of common stock or other means, however, is unknown.  We can provide no assurance that our efforts to raise additional funds will be successful.

The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.   For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Ivany Mining Inc.

Date:	May 19, 2009

By: /s/Derek Ivany Derek Ivany Title: Chief Executive Officer and Director