Form 10-K
period 2009-06-30
IVANY MINING INC
filed 2009-11-12
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-27645
Ivany Mining, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8720 A Rue Du Frost St. Leonard, Quebec, Canada	H1P 2Z5
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 514-325-4567

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,443,825.24 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  37,031,877as of November 10, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	38

 PART I
Item 1.   Business

Principal Place of Business

Our principal offices are located at 8720-A Rue Du Frost, St. Leonard, Quebec, Canada, H1P 2Z5.

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

Competition and Market for Our Products and Services

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

Whitehorse
60
GSC / AGS
Open File
Pine Point
84M
Zama Lake Pb-Zn Project
84L
High Level
Peace River
British
Columbia
Alberta
Edmonton
120
Pacific
Ocean
Calgary
Vancouver
Victoria
49
0
200 km

Project Location Map

Figure 1

(Modified after Plouffe et al., 2006)

The ten permits which make up the property, are shown on Figure 2.

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

Our Executive Offices

Our principal executive offices are located at 8720 A Rue Du Frost, St. Leonard, Quebec, Canada, H1P 2Z5. Our mailing address is the same. Our telephone number is 514-325-4567.  Our offices are provided at no cost.

Item 3.   Legal Proceedings

We are not currently a party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Delaware is Corporation Service Company, 2711 Centerville Rd., Suite 400, Wilmington, DE 19808.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2009.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “IVNM.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2009
Quarter Ended	High $	Low $
September 30, 2008	0.91	0.19
December 31, 2008	0.08	0.02
March 31, 2009	0.19	0.05
June 30, 2009	0.25	0.12

Fiscal Year Ending June 30, 2008
Quarter Ended	High $	Low $
September 30, 2007	1.50	0.75
December 31, 2007	0.75	0.65
March 31, 2008	0.81	0.65
June 30, 2008	1.25	0.65

On September 21, 2009, the last sales price per share of our common stock was $0.35.

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

Holders of Our Common Stock

As of November 10, we had 37,031,877 shares of our common stock issued and outstanding, held by 103 shareholders of record, as well as other stockholders who hold shares in street name.

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

Recent Sales of Unregistered Securities

On July 10, 2009, we closed a private offering of Units sold at a price of $0.05 per Unit.  Each Unit consists of one share of common stock, par value $0.001, and one warrant to purchase one share of common stock at a price of $0.10, exercisable for three (3) years.  A total of 11,180,000 Units were sold to a total of ten (10) purchasers, resulting in total proceeds to the Company of $559,000 for the Units sold.  The Units were offered exclusively to accredited investors and the offering and sale of the Units was exempt from registration under Rule 506 of Regulation D.

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

Strategic Plan

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

The budget for our planned exploration activities on the Zama lake claims is as follows:

Phase I

Well Log Data Compilation	$ 25,000
Heavy Mineral Sampling	$ 25,000
Laboratory & Isotopic Analysis	$ 35,000
Ground Geophysics (IP, EM and Mag)	$ 265,000
Project Management and Reporting	$ 50,000
Phase I Total =	$400,000	$ 400,000

Phase II

Ground Geophysics (IP, EM and Mag)	$ 200,000
Diamond Drilling (3000 m.)	$ 750,000
Project Management and Reporting	$ 50,000
Sub-total=	$1,000,000	$1,000,000

Project Total=		$1,400,000

In addition to exploration of the Zama Lake claims, we plan engage in initial surveying and sampling on our Quebec properties at a projected cost of $1,052,000.

The budget for our planned exploration activities on the Temiscamingue property is as follows:

Phase One

Till sampling and analysis	CDN$	30 000
Laboratory analysis for multi-element samples	CDN$	50 000
Use of heavy machinery, clearing, and connection to paths	CDN$	15 000
Miscellaneous, supervisory, and overhead	CDN$	30 000
TOTAL PHASE ONE RECOMMENDATION:	CDN$	265 000

Phase Two

The second phase consists of geophysical ground survey, stripping, channel sampling, and analysis.

Followed by a drilling campaign.	CDN$	335 000
TOTAL COST FOR PHASE TWO:	CDN$	335 000
TOTAL COST FOR BOTH PHASES:	CDN$	670 000

The budget for our planned exploration activities on the Mount Laurier properties is as follows:

Phase One

The forecasted cost for 68 square kilometers is	CDN$	90 000
Heavy machinery, ground clearing	CDN$	30 000
Sampling	CDN$	20 000
Laboratories, analysis	CDN$	12 000
Project Management	CND$	25 000
TOTAL COST FOR PHASE ONE :	CDN$	177 000

Phase Two

Diamond drilling (1000 meters)                                                                     CDN$                      275 000
Total cost for both phases:                                                                           CDN$                     452,000

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

Our plan of operations for the current fiscal year is to continue the recommended exploration program on the Zama Lake property.   In order to fully complete our planned exploration programs, however, we may need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock if and when needed to fund expenses. We believe that outside debt financing will not be an alternative for funding exploration programs. The risky nature of this enterprise and lack of tangible assets other than our mineral claims places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as economically viable mines can be demonstrated.

Potential Diversification

Over the course of the current fiscal year, we may also seek to diversify our operations by identifying opportunities in Asia to enter the agricultural sector, with a particular focus on bamboo.  We are planning to identify and lease land from which we can harvest bamboo poles to be sold both as raw material and potentially processed into paper pulp.  In addition, we plan to identify and review at other agricultural opportunities in South East Asia.  When and if we are have identified and acquired assets and/or operations in this sector, we will make appropriate additional disclosures.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

Results of Operations for the years ended June 30, 2009 and 2008

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses and net losses in the amount of $520,690 for the year ended June 30, 2009, compared to $2,631,422 for the year ended June 30, 2008.  We have incurred total operating expenses and net losses of $9,550,016 from inception through June 30, 2009.  Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims.

Liquidity and Capital Resources

As of June 30, 2009, we had cash in the amount of $455,263 and working capital of $354,627. We have not attained profitable operations and will continue to be dependent upon obtaining equity financing to pursue significant exploration activities on an ongoing basis.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of approximately $9,550,016 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Mr. Derek Ivany, our President and Director, and Mr. Victor Cantore, our Chief Financial Officer and Director, are currently each working approximately 10 to 20 hours per week to meet our needs, together with additional assistance from our Vice President and Director, Sam Nguyen.  As demand requires, Mr. Ivany, Mr. Cantore, and Mr. Nguyen will devote additional time.  We currently have no other employees.  We do not expect to increase our number of employees during the next twelve months.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2009, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
   Disclosure

None

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting were not effective as of June 30, 2009.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of November 10, 2009 are as follows:

Name	Age	Position(s) and Office(s) Held
Derek Ivany	26	President, Chief Executive Officer, and Director
Victor Cantore	42	Director, Chief Financial Officer
Sam Nguyen	39	Vice-president, Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Derek Ivany.  Mr. Ivany was appointed to our board of directors on September 15, 2005 and was appointed as our Chief Executive Officer and Chief Financial Officer on November 29, 2005.  Mr. Ivany’s business experience has been focused in the area of technical services. Since March 2000, Mr. Ivany has acted as a consultant in the technical services area to TransEuro Energy Corp. In September 2004, Mr. Ivany co-founded Indochina Securities Inc. Mr. Ivany was formerly a director of two public companies in Canada, Star Uranium Corp. and Hi Ho Silver Resources.

Victor Cantore.  Mr. Cantore became our President, Secretary and sole director on November 14, 2001 and served as our Chief Executive Officer and Chief Financial Officer until November 29, 2005.   From 1999 to 2001, Mr. Cantore operated his own venture capital fund, Cantore Capital.  From June 1992 to April 1999, he was an investment advisor with RBC Dominion Securities and Tasse & Associates.

Sam Nguyen. On June 16, 2009, the board of directors appointed Sam Nguyen to serve as the Vice President of the corporation and a member of the board of directors. Sam Nguyen also serves as the Asia Pacific Advisor for Ivany Mining.  Mr. Nguyen is currently the Chairman of Sana Company Ltd.  His career focus has been in the area of Corporate Finance. He has funded large scale oil and gas projects as well as infrastructure projects for various governments in the Asia Pacific region.  Mr. Nguyen has worked with the Vietnamese government for the last 14 years advising on and funding various projects including power-plants, oil & gas refineries, mineral exploration properties and real-estate development. He has advised and worked with major corporations in Asia including Heritage Investments and Carlye Coutts Group.

Directors

Our bylaws authorize no less than one (1) director.  We currently have three Directors.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending June 30, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2009 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Derek Ivany	0	0	0
Victor Cantore	0	0	0
Sam Nguyen	0	0	0

Code of Ethics

As of June 30, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.  Our executive officers may receive stock options at the discretion of our board of directors in the future, either through our 2007 Stock Option Plan or otherwise at the discretion of our board of directors.  On June 26, 2008, under the terms of the 2007 Stock Option Plan, we awarded each of our directors options to purchase 1,000,000 shares of our common stock.  In addition, we awarded Mr. Nguyen (who was at that time a key employee but not yet an executive officer or director) options to purchase 500,000 shares of our common stock. As currently adjusted, the exercise price of these options is $0.10 per share.  These options vested immediately and are exercisable for a period of two years.  The award of these options was designed to provide an incentive to our officers to increase the over-all value of our company.  The immediate vesting of the options, combined with the two-year exercise period, was intended to provide a balance of incentives for our officers by providing the potential for net value to the officers upon an immediate increase in the value of the company, while also allowing an opportunity for the officers to earn greater value by way of a larger and sustained increase in the value of the company over time.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, president, CEO, and director	2008 2009	0 0	0 0	0 0	49,188 0	0 0	0 0	0 0	49,188 0
Victor Cantore, CFO and director	2008 2009	0 0	0 0	0 0	49,188 0	0 0	0 0	0 0	49,188 0
Sam Nguyen, V.P. and director	2008 2009	0 0	0 0	0 0	22,769 0	0 0	0 0	0 0	22,769 0

The options issued to executive officers were valued using the Black Scholes model under the following assumptions:  stock price at valuation, $0.05; strike price, $0.05; risk free rate 1.3%, 2 year term for Derek Ivany’s and Victor Cantore’s options and a 1 year term for Sam Nguyen’s options; and volatility of 339.29%.

Narrative Disclosure to the Summary Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended June 30, 2009.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.  Thus far, the only compensation paid to our officers and directors has been the options grants discussed above.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of Ivany Mining other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	1,000,000	0	0	0.10	6.28.10	0	0	0	0
Victor Cantore	1,000,000	0	0	0.10	6.28.10	0	0	0	0
Sam Nguyen	400,000	0	0	0.10	6.28.10	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	0	0	49,188	0	0	0	49,188
Victor Cantore	0	0	49,188	0	0	0	49,188
Sam Nguyen	0	0	22,769	0	0	0	22,769

The options issued to directors were valued using the Black Sholes model under the following assumptions:  stock price at valuation, $0.05; strike price, $0.05; risk free rate 1.3%, 2 year term for Derek Ivany’s and Victor Cantore’s options and a 1 year term for Sam Nguyen’s options; and volatility of 339.29%.

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.  The figures above reflect compensation received in their capacities as employees and/or named executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                 Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 10, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 37,031,877 shares of common stock issued and outstanding on November 10, 2009.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 16 Spears St. Toronto Ontario M6N 3X7 Canada	11,166,000(1)	30.15%
Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	8,105,251(2)	21.89%
Common	Sam Nguyen 50 Noble St. Markham, Ontario L3R 8G1 Canada	440,000(3)	1.19%
Common	Total all executive officers and directors	19,711,251	53.23%

Common	5% Shareholders
Common	Firebird Global Master Fund, Ltd. c/o Trident Trust Company (Cayman) Limited 1 Capital Place, P.O. Box 847 Grand Cayman, Cayman Islands FGS Advisors, LLC, Investment Manager	20,000,000(4)	54.01%
Common	Anna Giglio 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	3,100,000	8.37%
Common	Arclight Capital, LLC 2062 Troon Drive Henderson, NV 89074 Andrew C. Burton, Managing Member	6,976,408(5)	18.84%
Common	Spectra Capital Management, LLC 595 Madison Avenue, 37th Floor New York, NY 10022 Gregory I. Porges, Managing Member Andrew C. Burton, Manager	6,953,168(6)	18.78%

(1)           Included in the calculation of beneficial ownership for Mr. Ivany are options to purchase 1,000,000 shares at a purchase price of $0.10 per share.  These options are immediately exercisable and expire on June 26, 2010.

(2)           Included in the calculation of the beneficial ownership for Mr. Cantore are options to purchase 1,000,000 shares at a purchase price of $0.10 per share.  These options are immediately exercisable and expire on June 26, 2010.  In addition, Mr. Cantore holds 1,000 stock options to purchase 1,000 shares of common stock at an exercise price of $90.00.  These options are immediately exercisable and expire on February 28, 2011.  Mr. Cantore also holds 250 stock options to purchase 250 shares of common stock at an exercise price of $1,000.00.  These options are immediately exercisable and expire on February 28, 2010.

(3)           Included in the calculation of the beneficial ownership for Mr. Nguyen are options to purchase 400,000 shares at a purchase price of $0.10 per share.  These options are immediately exercisable and expire on June 26, 2010.  In addition, Mr. Nguyen holds warrants to purchase 20,000 shares at a purchase price of $0.10 per share.  These options are immediately exercisable and expire on July 10, 2012.

(4)           Included in the calculation of beneficial ownership for Firebird Global Master Fund, Ltd. are warrants to purchase 10,000,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.  FGS Advisors, LLC (“FGS”) serves and the Investment Manager of Firebird Global Master Fund, Ltd. (“Firebird”) and controls the investment and trading activities of Firebird.  James Passin and Harvery Sawikin are managers and controlling principals of FGS.  In their respective capacities, FGS, Mr. Passin, and Mr. Sawikin exercise voting and investment power with respect to the securities held by Firebird.

(5)           Included in the calculation of beneficial ownership for Arclight Capital, LLC are warrants to purchase 5,000,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.  Andrew C. Burton is the Managing Member of Arclight Capital, LLC (“Arclight”).  In his capacity as Managing Member of Arclight, Mr. Burton exercises voting and investment power with respect to the securities held by Arclight

(6)           Included in the calculation of beneficial ownership for Spectra Capital Management, LLC are warrants to purchase 5,000,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.  Gregory I. Porges is the Managing Member of Spectra Capital Management, LLC (“Spectra”).  Andrew C. Burton is the Manager of Spectra.  In their capacities as the Managing Member and Manager, respectively, of Spectra, Mr. Porges and Mr. Burton exercise voting and investment power with respect to the securities held by Spectra.

*The percentages shown reflect immediately exercisable options and warrants held by the named shareholders, as well as the current issued and outstanding common stock held by these shareholders, divided by the total number of actual shares currently issued and outstanding.

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

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

Derek Ivany, who is our President and CEO and a member of our board of directors, was also, at the time of the agreement, Vice-President of Business Development and a member of the board of directors for Star Uranium Corp.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$19,500	$0	$0	$0
2008	$6,375	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolid Balance Sheets as of June 30, 2009 and 2008
F-3	Statements of Operations for the years ended June 30, 2009 and 2008 and period from inception to June 30, 2008
F-4	Statement of Stockholders’ Equity for period from inception to June 30, 2009
F-5	Statements of Cash Flows for the years ended June 30, 2009 and 2008 and period from inception to June 30, 2009
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
23.1	Consent of Maddox, Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.
2	Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ivany Mining, Inc.

By:	/s/Derek Ivany
Derek Ivany President, Chief Executive Officer, and Director
November 10, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Derek Ivany
Derek Ivany President, Chief Executive Officer, and Director
November 10, 2009

By:	/s/Victor Cantore
Victor Cantore, Chief Financial Officer, Principal Accounting Officer, and Director
November 10, 2009

By:	/s/Sam Nguyen
Sam Nguyen, Vice President and Director
November 10, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Ivany Mining, Inc.
St. Leonard, Quebec, Canada

We have audited the accompanying balance sheets of Ivany Mining, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over   financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivany Mining, Inc. as of June 30, 2009 and 2008, and the results of its operations and cash flows for the periods then ended and for the period from inception through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
November 11, 2009

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	June 30,	June 30,
	2009	2008

CURRENT ASSETS

Cash	$455,263	$102,983

Total Current Assets	455,263	102,983

EQUIPMENT, net	3,286	5,306

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$458,549	$108,289

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$53,653	$17,686
Loans due to shareholders	46,983	-

Total Current Liabilities	100,636	17,686

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 36,431,877, and 25,451,877 shares
issued and outstanding respectively	36,052	25,452
Additional paid-in capital	9,871,877	9,094,477
Stock subscription receivable	(19,000)	-
Deficit accumulated during the exploration stage	(9,555,016)	(9,029,326)

Total Stockholders' Equity	357,913	90,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$458,549	$108,289

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations

			From Inception
	For the Year Ended		Through
	June 30,		June 30,
	2009	2008	2009

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration	31,276	139,597	170,873
Professional Fees	180,314	288,575	468,889
General and administrative	289,927	1,674,424	1,964,351
Impairment of mining properties	17,153	528,068	545,221
Depreciation	2,020	758	2,778

Total Operating Expenses	520,690	2,631,422	3,152,112

LOSS FROM OPERATIONS	(520,690)	(2,631,422)	(3,152,112)
INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(520,690)	(2,631,422)	(3,152,112)

DISCONTINUED OPERATIONS	-	-	(6,397,904)

NET LOSS	$(520,690)	$(2,631,422)	$(9,550,016)

BASIC LOSS PER SHARE	$(0.02)	$(0.20)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	25,994,069	12,848,955

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Stockholders'Equity

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, June 30, 2005	246,032	$246	$6,215,095	$(6,330,697)	$(115,356)

Net loss for the year ended
June 30, 2006	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	(6,359,215)	(143,874)

Net loss for the year ended
June 30, 2007	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	(6,397,904)	(182,563)

Mineral properties acquired
for common stock	20,150,000	20,150	77,958	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	1,278,247

Value of options granted	-	-	1,528,233	-	1,528,233

Net loss for the year
ended June 30, 2008	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	(9,029,326)	90,603

Common stock issued for
services at $0.91	300,000	300	272,700	-	273,000

Common stock issed for
cash at $0.05 per share	200,000	200	9,800	-	10,000

Common stock issued for exercised
options at $0.05 per share	100,000	100	4,900	-	5,000

Common stock issed for
cash at $0.05 per share	10,380,000	10,380	508,620	-	519,000

Shares to be issued	(380,000)	(380)	(18,620)	-	(19,000)

Net loss for the year ended
June 30, 2009	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	$36,052	$9,871,877	$(9,550,016)	$357,913

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Cash Flows

			From Inception
	For the Year Ended June 30,		Through June 30,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(520,690)	$(2,631,422)	$(9,550,016)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	1,528,233	1,528,233
Common stock issued for services	273,000	-	273,000
Depreciation	2,020	758	2,778
Impairment of mining properties	17,153	528,068	545,221
Changes in operating assets and liabilities:
Change in accounts payable	35,967	(15,796)	53,653

Net Cash Used in
Operating Activities	(192,550)	(590,159)	(931,790)

INVESTING ACTIVITIES

Purchase of mineral properties	(17,153)	(429,960)	(447,113)
Purchase of computer equipment	-	(6,064)	(6,064)

Net Cash Used in
Investing Activities	(17,153)	(436,024)	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	515,000	1,278,247	1,793,247
Repayment of notes payable	-	(40,247)	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	(113,979)	(113,979)
Borrowings from shareholder	46,983	5,145	160,962

Net Cash Provided by
Financing Activities	561,983	1,129,166	1,840,230

NET DECREASE IN CASH	352,280	102,983	455,263

CASH AT BEGINNING OF PERIOD	120,304	-	-

CASH AT END OF PERIOD	$455,263	$102,983	$455,263

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	-	$-
Income Taxes	$-	-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$98,108	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

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

History - Planet411.com Corporation, the Company's predecessor, was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its then current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. (referred to as the “Company”) on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware. On July 18, 2007, the Company filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger whereby the Company (as Planet411.com Inc.) would merge with its wholly-owned subsidiary, Ivany Mining Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of July 18, 2007, was completed pursuant to Section Title 8, Section 251(c) of the Delaware General Corporation Law. Upon completion of this merger, the Company's name has been changed to "Ivany Mining Inc." and the Company's Articles of Incorporation have been amended to reflect this name change.

Going Concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $9,550,016 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Fair value of financial instruments - The Company discloses, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

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

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Income taxes -   Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The income tax provision differs from the amount of income tax determined by applying US and Canadian federal income tax rates of 39% to pre-tax income for the years ended June 30, 2009 and 2008 due to the following:

	2009	2008

Book loss	$(520,690)	$(2,631,422)
Common stock and stock options granted for services	273,000	1,528,233
Valuation allowance	247,690	1,103,189

	$-	$-

Net deferred tax assets consist of the following components as of June 30, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carryover	$3,972,196	$3,724,506
Valuation allowance	(3,972,196)	(3,724,506)
Net deferred tax assets	$-	$-

At June 30, 2009, the Company had net operating loss carry forwards of approximately $3,972,196 that may be offset against future taxable income through 2029.  No tax benefit has been reported in the June 30, 2009, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Advertising Costs- The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling and marketing expenses during the reported periods.

Recent Accounting Pronouncements
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Recent Accounting Pronouncements
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

1.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157; Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Equity-Based Compensation – The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. As of June 30, 2009, the Company has not issued any share-based payments to its employees.

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

2.        LOANS DUE TO SHAREHOLDER

As of June 30, 2009, the Company had an unsecured, non interest bearing demand loan due to a shareholder of the Company totaling $46,983.

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

3.        CAPITAL STOCK TRANSACTIONS

Preferred stock - The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2009, the Company has no shares of preferred stock issued or outstanding.

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

During the year ended June 30, 2009, the Company issued 200,000 shares of its common stock at $0.05 per share for $10,000.   The Company also issued 10,380,000 shares of its common stock for $519,000 cash at $0.05 per share.  Of this, $19,000 is recorded as a stock subscription receivable as payment for shares was not received until after the end of the fiscal year.

An additional 100,000 shares of common stock were issued for exercised options at a strike price of $0.05 per share for a total of $5,000.

During the year ended June 30, 2009, the Company issued 300,000 shares of its common stock at $0.91 per share for services.

4.           MINERAL PROPERTIES

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

Under the Purchase Agreement, the Company has also agreed to invest certain minimum amounts in the development of the mineral properties. Subject to any negotiated adjustments which may be made by the parties based on future geological evaluation, the Company was required to spend a minimum of $400,000 toward exploration of the properties before May 16, 2008 and an additional $1,000,000 toward exploration and development before May 16, 2010. Star Uranium has retained a 2% smelter royalty on the properties and has retained all diamond rights. The Company has the option to buy-down the retained net smelter royalty to 1% by making an additional payment of $1,000,000 to Star Uranium at any time.

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008
4.           MINERAL PROPERTIES (CONTINUED)

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

At the close of the fiscal year ended June 30, 2008, the Company recognized an impairment charge of $528,068 on the value of its mining property, primarily due to the facts that the Company is an exploration stage company and future cash flow is unpredictable due to a lack of operating history, the future required minimum expenditures that the Company is uncertain of funding, and the uncertainty of the prospects of the land.

At the close of the fiscal year ended June 30, 2009 the Company again performed an impairment analysis in regards to the carrying value of the mineral properties held on the company books.  Due to the same reasons noted above, the Company impaired the value of its mining properties.  This resulted in an impairment expense of $17,153 for the year ended June 30, 2009.

5.           STOCK OPTIONS AND WARRANTS

During the year ended June 30, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes
During the year ended June 30, 2008, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2 years, a risk free interest rate of 3.35%, a dividend yield of 0% and volatility of 90%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,528,233.

During the year ended June 30, 2009, no compensatory common stock purchase options were granted.  The strike prices of the options granted we adjusted twice in accordance with board approval.  At each reevaluation date, the company recomputed the fair market value of the options.  In neither case did the revised value exceed the originally recorded value thus no adjustment to the option expense was made. These changes included changes in stock options issued to employees for the years ended June 30, 2009 and 2008 are as follows:

	Weighted Number of Options	Average Exercise Price
Outstanding, June 30, 2007	-	$-
Granted	2,500,000	0.10
Exercised	-
Cancelled	-	-
Outstanding, June 30, 2008	2,500,000	$0.10

Exercisable, June 30, 2008	2,500,000	$0.10

Outstanding, June 30, 2008	2,500,000	0.10
Granted	-	-
Exercised	100,000	0.05
Cancelled	-	-
Outstanding, June 30, 2009	2,400,000	$0.10
Exercisable, June 30, 2009	2,400,000	$0.10

6.           SUBSEQUENT EVENTS

On July 10, 2009, the Company sold an additional 600,000 shares of its common stock for $30,000 cash at $0.05 per share.

The Company has analyzed its operations subsequent to June 30, 2009 through November 11, 2009 and has determined that it does not have any other material subsequent events to disclose in these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2009 and 2008

7.           RESTATEMENT OF FINANCIAL STATEMENTS
On September 29, 2009 the Company discovered a material error in its accounting that resulted in a misstatement of the financial statements for the fiscal year ended June 30, 2008.  The Company had neglected to perform required impairment analyses surrounding the valuation of its mineral properties.  The Company retroactively performed these analyses on September 29, 2009 and determined that due to the fact that the Company is an exploration stage company and based on the fact that future cash flow is unpredictable, the Company lacks reliable operating history, and the uncertainty of the prospects of the land, the Company  determined it needed to record an impairment of the value of the mineral properties.

Additionally the Company erred in calculating the value of compensatory options issued to company employees during the fiscal year ended June 30, 2008.  Subsequent to a reevaluation of the Black-Scholes model assumptions used, an additional expense of $235,566 was recorded to reflect the fair market value of those options.

These two adjustments result in an impairment loss for the year ended June 30, 2008 of $528,068 and additional General and Administrative expense of $235,566, thus increasing total operating expenses by $763,634.  Accordingly, Additional Paid-in Capital was increased by $235,566 and the carrying value of the mineral properties was reduced to $-0-.  Other amounts were reclassified to agree with classifications adopted for fiscal year end June 30, 2009.

In addition to the major adjustments noted above, other various differences in account balances were corrected.  Below are presented summaries of the difference between the original and restated Balance Sheet and Statements of Operations.

ASSETS

	June 30,	June 30,
	2008	2008
	(Restated)	(Original)
CURRENT ASSETS

Cash	$102,983	$120,304

Total Current Assets	102,983	120,304

EQUIPMENT, net	5,306	5,336

OTHER ASSETS

Mineral properties	-	528,068

Total Other Assets	-	528,068

TOTAL ASSETS	$108,289	$653,708

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$17,686	$14,263
Loans due to shareholders	-	-

Total Current Liabilities	14,263	14,263

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 36,431,877, and 25,451,877
shares issued and outstanding respectively	25,452	25,452
Additional paid-in capital	9,094,477	8,858,911
Stock subscription receivable	-	-
Deficit accumulated during the exploration stage	(9,029,326)	(8,244,918)

Total Stockholders' Equity	90,603	639,445

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,289	$653,708

STATEMENTS OF OPERATONS

	Restated		Original
		From Inception		From Inception
	For the Year Ended	Through	For the Year Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	139,597	139,801	139,801	139,801
Professional Fees	288,575	288,575	-	-
General and administrative	1,674,424	1,674,424	1,847,014	1,847,014
Impairment of mining properties	528,068	528,068	-	-
Depreciation	758	758	758	758

Total Operating Expenses	2,631,422	2,631,422	1,847,014	1,847,014

LOSS FROM OPERATIONS	(2,631,422)	(2,631,422)	(1,847,014)	(1,847,014)
INCOME TAX EXPENSE	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,631,422)	(2,631,422)	(1,847,014)	(1,847,014)
LOSS (GAIN) ON CURRENCY EXCHANGE	-	-	-	-

DISCONTINUED OPERATIONS	-	(6,397,904)	-	(6,397,904)

NET LOSS	$(2,631,422)	$(9,550,016)	$(1,847,014)	$(8,244,918)

BASIC LOSS PER SHARE	$(0.20)		$(0.14)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	12,848,955		12,848,955