Form 10-Q
period 2009-09-30
IVANY MINING INC
filed 2009-11-18
CIK 1096555

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  37,031,877 Common Shares as of November 16, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009 (audited);
F-2 F-3

Statements of Operations for the three  months ended September 30, 2009 and 2008 and from inception of current operations through September 30, 2009 (unaudited);

Statements of Stockholders’ Equity as of September 30, 2009 (unaudited);

F-4	Statements of Cash Flows for the three months ended Sptember 30, 2009 and 2008 and from inception of current operations through September 30, 2009 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30,	June 30,
	2009	2009
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$376,486	$455,263

Total Current Assets	376,486	455,263

EQUIPMENT, net	2,781	3,286

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$379,267	$458,549

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$47,783	$53,653
Loans due to shareholders	51,582	46,983

Total Current Liabilities	99,365	100,636

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 37,031,877, and 36,051,877
shares issued and outstanding, respectively	37,032	36,052
Additional paid-in capital	9,900,897	9,852,877
Stock subscription (receivable) payable	(10,000)	19,000
Deficit accumulated during the exploration stage	(9,648,027)	(9,550,016)

Total Stockholders' Equity	279,902	357,913

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$379,267	$458,549

The accompanying notes are an intregral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			From Inception
	For the Three Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
		(Restated)
REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration	-	31,547	170,873
Professional fees	78,600	10,216	547,489
General and administrative	18,906	341,175	1,983,257
Impairment of mining properties	-	-	545,221
Depreciation	505	505	3,283

Total Operating Expenses	98,011	383,443	3,250,123

LOSS FROM OPERATIONS	(98,011)	(383,443)	(3,250,123)
INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(98,011)	(383,443)	(3,250,123)

DISCONTINUED OPERATIONS	-	-	(6,397,904)

NET LOSS	$(98,011)	$(383,443)	$(9,648,027)

BASIC LOSS PER SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	36,541,877	12,848,955

The accompanying notes are an intregral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (unaudited)

					Deficit
				Stock	Accumulated
			Additional	Subscription	During the	Total
	Common Stock		Paid-In	(Receivable)	Exploration	Stockholders'
	Shares	Amount	Capital	Payable	Stage	Equity

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended
June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended
June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired
for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year
ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for
services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for
cash at $0.05 per share	200,000	200	9,800	-	-	10,000

Common stock issued for exercised
options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for
cash at $0.05 per share	10,000,000	10,000	471,000	19,000	-	500,000

Net loss for the year ended
June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for
cash at $0.05 per share	980,000	980	48,020	(29,000)	-	20,000

Net loss for the three months ended
September 30, 2009	-	-	-	-	(98,011)	(98,011)

Balance, September 30, 2009	37,031,877	$37,032	$9,900,897	$(10,000)	$(9,648,027)	$279,902

The accompanying notes are an intregral part of these financial statements.

IVANY MINING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			From Inception
	For the Three Months Ended		Through
	September 30,		September 30,
	2009	2008	2009
		(Restated)
OPERATING ACTIVITIES

Net loss	$(98,011)	$(383,443)	$(9,648,027)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	-	1,528,233
Common stock issued for services	-	273,000	273,000
Depreciation	505	505	3,283
Impairment of mining properties	-	-	545,221
Changes in operating assets and liabilities:
Change in accounts payable	(5,870)	6,340	47,783

Net Cash Used in
Operating Activities	(103,376)	(103,598)	(1,035,166)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in
Investing Activities	-	-	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	20,000	-	1,813,247
Repayment of notes payable	(2,588)	-	(42,835)
Proceeds from notes payable	7,187	-	47,434
Repayment to shareholder	-	-	(113,979)
Borrowings from shareholder	-	2,000	160,962

Net Cash Provided by
Financing Activities	24,599	2,000	1,864,829

NET INCREASE (DECREASE) IN CASH	(78,777)	(101,598)	376,486

CASH AT BEGINNING OF PERIOD	455,263	102,983	-

CASH AT END OF PERIOD	$376,486	$1,385	$376,486

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$98,108	$98,108

The accompanying notes are an intregral part of these financial statements.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to make the financial statements be not misleading and to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

NOTE 3 - ISSUANCE OF COMMON STOCK

During the three month period ending September 30, 2009, the Company issued 400,000 shares of common stock at a value of $0.05 per share for cash.

During the three month period ending September 30, 2009, the Company issued 380,000 shares of common stock.  The Company had received $19,000 in exchange for these shares during the year ended June 30, 2009.  The Company also issued 200,000 shares of common stock for cash at $0.05 per share for which it has not been paid as of the end of the three months September 30, 2009.

NOTE 4 - RELATED PARTY NOTE

As of September 30, 2009, the Company had an unsecured, non interest bearing demand loan due to a shareholder of the Company totaling $51,582.

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 18, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The budget for our planned exploration activities on the Zama lake claims is as follows:

	Phase I
Well Log Data Compilation		$25,000
Heavy Mineral Sampling		$25,000
Laboratory & Isotopic Analysis		$35,000
Ground Geophysics (IP, EM and Mag)		$265,000
Project Management and Reporting		$50,000
Phase I Total =		$400,000	$400,000

	Phase II

Ground Geophysics (IP, EM and Mag)		$200,000
Diamond Drilling (3000 m.)		$750,000
Project Management and Reporting		$50,000
Sub-total=		$1,000,000	$1,000,000

Project Total=			$1,400,000

In addition to exploration of the Zama Lake claims, we plan engage in initial surveying and sampling on our Quebec properties at a projected cost of $1,052,000.

The budget for our planned exploration activities on the Temiscamingue property is as follows:

Phase One

Till sampling and analysis	CDN$	30 000
Use of heavy machinery, clearing, and connection to paths	CDN$	50 000
Laboratory analysis for multi-element samples	CDN$	15 000
Miscellaneous, supervisory, and overhead	CDN$	30 000
TOTAL PHASE ONE RECOMMENDATION:	CDN$	265 000

Phase Two

The second phase consists of geophysical ground survey, stripping, channel sampling, and analysis.

Followed by a drilling campaign.	CDN$	335 000
TOTAL COST FOR PHASE TWO:	CDN$	335 000
TOTAL COST FOR BOTH PHASES:	CDN$	670 000

The budget for our planned exploration activities on the Mount Laurier properties is as follows:

Phase One

The forecasted cost for 68 square kilometers is	CDN$	90 000
Heavy machinery, ground clearing	CDN$	30 000
Sampling	CDN$	20 000
Laboratories, analysis	CDN$	12 000
Project management	CDN$	25 000
TOTAL COST FOR PHASE ONE:	CDN$	177 000

Phase Two

Diamond Drilling (1000 meters)	CDN$	275 000
Total cost for both phases:	CDN$	452 000

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

Results of Operations for the three months ended September 30, 2009 and 2008

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred expenses in the amount of $98,011 for the three months ended September 30, 2009, compared to operating expenses of $383,443 for the three months ended September 30, 2008. We have incurred total expenses of $3,250,123 from the inception of our current operations through September 30, 2009.  We incurred no operating expenses from discontinued operations in the three months ended September 30, 2009 and in the three months ended September 30, 2008.  Since our inception, we have incurred total operating expenses from discontinued operations in the amount of $6,397,904.

We incurred a net loss in the amount of $98,011 for the three months ended September 30, 2009, compared to a net loss of $383,443 for the three months ended September 30, 2008. Since the inception of our current operations through September 30, 2009, we have incurred a total net loss of $3,250,123. Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our several mineral claims, pending the receipt of adequate funding to continue with those programs.

Liquidity and Capital Resources

As of September 30, 2009, we had current assets in the amount of $376,486, consisting entirely of cash. Our current liabilities as of September 30, 2009, were $99,365. Thus, we had working capital of $277,121 as of September 30, 2009.

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

We have incurred cumulative net losses of $3,250,123 since inception of our current operations and require capital for our contemplated operational and marketing activities to take place. We do not anticipate earning revenues until such time that we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources our mineral properties, or if such resources are discovered, that we will enter into commercial production.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of approximately $9,648,027 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Ivany Mining Inc.

Date:	November 17, 2009

By: /s/Derek Ivany Derek Ivany Title: Chief Executive Officer and Director