Form 10-Q
period 2009-12-31
IVANY NGUYEN, INC.
filed 2010-02-22
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27645

Ivany Nguyen, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8720 A Rue Du Frost, St. Leonard, Quebec, Canada H1P 2Z5
(Address of principal executive offices)

514-831-3809
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  37,031,877 Common Shares as of February 16, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009 (audited);
F-2	Statements of Operations for the three and six months ended December 31, 2009 and 2008 and from inception of current operations through December 31, 2009 (unaudited);
F-3	Statements of Stockholders’ Equity as of December 31, 2009 (unaudited);
F-4	Statements of Cash Flows for the three and six months ended December 31, 2009 and 2008 and from inception of current operations through December 31, 2009 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

IVANY MINING, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS
	December 31, 2009	June 30, 2009
	(unaudited)	(audited)
CURRENT ASSETS

Cash	$121,089	$455,263

Total Current Assets	121,089	455,263

EQUIPMENT, net	2,276	3,286

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$123,365	$458,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$80,667	$53,653
Loans due to shareholders	47,357	46,983

Total Current Liabilities	128,024	100,636

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 37,031,877, and 36,051,877 shares issued and outstanding, respectively	37,032	36,052
Additional paid-in capital	9,900,897	9,852,877
Stock subscription (receivable) payable	(10,000)	19,000
Deficit accumulated during the exploration stage	(9,932,588)	(9,550,016)

Total Stockholders' Equity (Deficit)	(4,659)	357,913
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$123,365	$458,549

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception Through December 31,
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	-	-	-	31,547	170,873
Professional fees	31,058	10,357	109,658	20,573	578,547
General and administrative	252,998	188,697	271,904	529,872	2,236,255
Impairment of mining properties	-	-	-	-	545,221
Depreciation	505	505	1,010	1,010	3,788

Total Operating Expenses	284,561	199,559	382,572	583,002	3,534,684

LOSS FROM OPERATIONS	(284,561)	(199,559)	(382,572)	(583,002)	(3,534,684)
INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(284,561)	(199,559)	(382,572)	(583,002)	(3,534,684)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(284,561)	$(199,559)	$(382,572)	$(583,002)	$(9,932,588)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,031,877	25,751,877	36,701,877	25,651,877

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Stock Subscription (Receivable)	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended
June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended
June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired
for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year
ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for
services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for
cash at $0.05 per share	200,000	200	9,800	-	-	10,000

Common stock issued for exercised
options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for
cash at $0.05 per share	10,000,000	10,000	471,000	19,000	-	500,000

Net loss for the year ended
June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for
cash at $0.05 per share (unaudited)	980,000	980	48,020	(29,000)	-	20,000

Net loss for the six months ended
December 31, 2009 (unaudited)	-	-	-	-	(382,572)	(382,572)
Balance, December 31, 2009
(unaudited)	37,031,877	$37,032	$9,900,897	$(10,000)	$(9,932,588)	$(4,659)

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	For the Six Months Ended December 31,		From Inception Through December 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(382,572)	$(583,002)	$(9,932,588)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	121,146	1,528,233
Common stock issued for services	-	273,000	273,000
Depreciation	1,010	1,010	3,788
Impairment of mining properties	-	-	545,221
Changes in operating assets and liabilities:
Change in accounts payable	27,014	17,013	80,667

Net Cash Used in Operating Activities	(354,548)	(170,833)	(1,286,338)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in Investing Activities	-	-	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	20,000	-	1,813,247
Repayment of notes payable	-	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	-	(113,979)
Borrowings from shareholder	374	50,658	161,336

Net Cash Provided by Financing Activities	20,374	50,658	1,860,604

NET INCREASE (DECREASE) IN CASH	(334,174)	(120,175)	121,089

CASH AT BEGINNING OF PERIOD	455,263	120,304	-

CASH AT END OF PERIOD	$121,089	$129	$121,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$98,108	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to make the financial statements be not misleading and to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2009 audited financial statements.  The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Recent Accounting Pronouncements (Continued) Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions ofASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15,2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

IVANY MINING, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

NOTE 3 - ISSUANCE OF COMMON STOCK

During the six month period ending December 31, 2009, the Company issued 400,000 shares of common stock at a value of $0.05 per share for cash.

During the six month period ending December 31, 2009, the Company issued 380,000 shares of common stock.  The Company had received $19,000 in exchange for these shares during the year ended June 30, 2009.  The Company also issued 200,000 shares of common stock for cash at $0.05 per share for which it has not been paid as of the end of the six months December 31, 2009.

NOTE 4 - RELATED PARTY NOTE

As of December 31, 2009, the Company had an unsecured, non interest bearing demand loan due to a shareholder of the Company totaling $47,357.

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 through February 19, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Description of Business

Ivany Nguyen, Inc. was formed as a Delaware corporation on July 13, 1999.  Our principal executive offices are located at 8720-A Rue Du Frost, St. Leonard, Quebec, Canada H1P 2Z5.  Our telephone number is 514-831-3809.

Since the inception of our current operations, we have been in the business of mineral exploration and development. We have acquired several mineral claims in the provinces of Quebec and Alberta, Canada and have been focused on the strategic acquisition and development of uranium, diamond, base metals, and precious metal properties on a worldwide basis.  Further exploration of our mineral claims is required before a final determination as to their viability can be made. The existence of commercially exploitable mineral deposits in our mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration programs.

More recently, we have been seeking to diversify our operations by identifying opportunities in Asia to enter the agricultural sector, with a particular focus on bamboo.  We are planning to identify and lease land from which we can harvest bamboo poles to be sold both as raw material and potentially processed into paper pulp.  In addition, we plan to identify and review at other agricultural opportunities in South East Asia.

Mineral Properties

Zama Lake Pb-Zn Property

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

Exploration on the Zama Lake property consisting of till sampling, examination of indicator mineral concentrates and silt geochemistry indicates the likely proximal presence of Pb-Zn mineralization near surface. The best potential likely exists along structural breaks (faults), collapse structures, porous zones (tuffs), and proximal or up dip of petroleum zones. This potential likely exists beyond the carbonates at depth and into the shale. Further work is required to evaluate the Zama Lake property.

The property that is the subject of the Zama Lake property is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Our exploration program has been exploratory in nature and there is no assurance that mineral reserves will be found.  In order to further evaluate the potential of the Zama Lake property, our consulting geologist has recommended a two-phase exploration program which is projected to cost a total of $1,400,000.

Quebec Properties

We also hold a 100% interest in two large sets of mineral claims in the province of Quebec, Canada. We have not yet commissioned geological or technical reports on these properties and can give no data or other assurances regarding their value or exploration potential at this time.

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

The budget for our proposed initial exploration activities on the Temiscamingue property is $265,000 CDN.

Mont Laurier properties

We also hold a 100% interest in a large group of claims situated in the area of Mont Laurier, Quebec.  This property is located less than 200 kilometers northwest of Montreal and is easily accessible by both paved and gravel roads. The Mont Laurier properties were acquired after Nova Uranium and Strateco Resources made several discoveries in the area. We have claims adjacent to Strateco and Nova Uranium in a North/South trend. Previous exploration in the area has resulted in many uranium showings including a grab sample showing a result of over 70lbs/ton of U308. Also, there are estimations of sizeable U308 reserves in the area, but theses reserves are pre NI-43 101 therefore not compliant. With the price of U308 recently climbing, there has been renewed interest in the area. The close proximity to a major metropolitan city makes this project very attractive as exploration and mining costs are sharply reduced as compared to projects in remote areas.

The budget for our proposed initial exploration activities on the Mont Laurier properties is $177,000 CDN.

Potential Bamboo Property License

Recently, we have successfully concluded the first stage of negotiations to acquire bamboo assets suitable for commercial exploitation in South East Asia. Our management recently concluded a month long visit to Attapeu province in Laos PDR, where they conducted on site due diligence and met with local and provincial government representatives. At the conclusion of our management’s visit, the local and provincial government representatives agreed to support a plan for our licensing of 10,000 hectares (24,700 acres) of mature harvestable bamboo plantations in the province.  The final step in the process for acquiring the appropriate bamboo harvesting licenses will be to submit a feasibly report and other required documentation to the federal government of Laos for approval.

Under the proposed acquisition, the company will license approximately 10,000 hectares of mature harvestable bamboo in production-forest areas where development of non-timber products is highly encouraged by the government to bring economic growth and employment to the area. The quality of the bamboo is such that we are planning to harvest it for multiple downstream products.  The proposed licensed areas are in close proximity to electrical grids and are accessible by paved roads. Local communities are nearby where production facilities can be located and where skilled labor can be readily accessed. Upon successful conclusion of the licensing process for the bamboo properties in Attapeu province, we will release additional details.

We are also conducting additional negotiations and due diligence in regards to acquiring other agricultural commodity properties and products in areas in South East Asia.  In the event that we are able to commence our proposed bamboo-harvesting operations, we expect that they will become the primary focus of the company.

Results of Operations for the three months ended December 31, 2009 and 2008

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $284,561 for the three months ended December 31, 2009, compared to expenses and a net loss of $199,559 for the three months ended December 31, 2008. We incurred expenses and a net loss in the amount of $382,582 for the six months ended December 31, 2009, compared to expenses and a net loss of $583,002 for the six months ended December 31, 2008. We have incurred total expenses and a net loss of $3,534,684 from the inception of our current operations through December 31, 2009.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2009, we had current assets in the amount of $121,809, consisting entirely of cash. Our current liabilities as of December 31, 2009, were $128,024. Thus, we had working capital deficit of $6,215 as of December 31, 2009.

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. We do not anticipate earning revenues until such time that we are into commercial production of our current and/or potential resources properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.  In addition, we can provide no firm assurance that our efforts to license bamboo properties in Laos will be successful or that our contemplated harvesting operations can be successfully commenced.

We have incurred cumulative net losses of $3,534,684 since inception of our current operations and require capital for our contemplated operational activities to take place.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $3,534,684 since our inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):
Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below.)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions ofASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15,2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15,2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15,2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2009.

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

Ivany Nguyen, Inc.

Date:	February 22, 2010

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director