Form 10-Q
period 2010-03-31
IVANY NGUYEN, INC.
filed 2010-05-17
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  39,506,877 Common Shares as of May 12, 2010.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009 (audited);
F-2	Statements of Operations for the three and nine months ended March 31, 2010 and 2008 and from inception of current operations through March 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of March 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 and from inception of current operations through March 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS

Cash	$193,161	$455,263

Total Current Assets	193,161	455,263

EQUIPMENT, net	1,771	3,286

OTHER ASSETS

Mineral properties	-	-

Total Other Assets	-	-

TOTAL ASSETS	$194,932	$458,549

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$72,230	$53,653
Loans due to shareholders	-	46,983

Total Current Liabilities	72,230	100,636

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 39,281,877 and 36,051,877 shares issued and outstanding, respectively	39,282	36,052
Additional paid-in capital	10,123,647	9,852,877
Stock subscription (receivable) payable	(10,000)	19,000
Deficit accumulated during the exploration stage	(10,030,227)	(9,550,016)

Total Stockholders' Equity	122,702	357,913
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$194,932	$458,549

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	-	-	-	31,547	170,873
Professional fees	85,181	-	194,839	273,000	663,728
General and administrative	11,953	23,029	283,857	161,328	2,248,208
Impairment of mining properties	-	-	-	-	545,221
Depreciation	505	505	1,515	1,515	4,293

Total Operating Expenses	97,639	23,534	480,211	467,390	3,632,323

LOSS FROM OPERATIONS	(97,639)	(23,534)	(480,211)	(467,390)	(3,632,323)
INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(97,639)	(23,534)	(480,211)	(467,390)	(3,632,323)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(97,639)	$(23,534)	$(480,211)	$(467,390)	$(10,030,227)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	37,477,638	25,801,877	36,980,594	25,685,210

The accompanying notes are an integral part of these financial statements

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity

					Deficit
				Stock	Accumulated	Total
			Additional	Subscription	During the	Stockholders'
	Common Stock		Paid-In	(Receivable)	Exploration	Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for cash at $0.05 per share	200,000	200	9,800	-	-	10,000

Common stock issued for exercised options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for cash at $0.05 per share	10,000,000	10,000	471,000	19,000	-	500,000

Net loss for the year ended June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for cash at $0.05 per share (unaudited)	980,000	980	48,020	(29,000)	-	20,000

Common stock issued for cash at $0.10 per share (unaudited)	2,250,000	2,250	222,750	-	-	225,000

Net loss for the nine months ended March 31, 2010 (unaudited)	-	-	-	-	(480,211)	(480,211)

Balance, March 31, 2010 (unaudited)	39,281,877	$39,282	$10,123,647	$(10,000)	$(10,030,227)	$122,702

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended March 31,		From Inception Through March 31,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(480,211)	$(467,390)	$(10,030,227)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	-	1,528,233
Common stock issued for services	-	273,000	273,000
Depreciation	1,515	1,515	4,293
Impairment of mining properties	-	-	545,221
Changes in operating assets and liabilities:
Change in accounts payable	18,577	12,013	72,230

Net Cash Used in Operating Activities	(460,119)	(180,862)	(1,391,909)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in Investing Activities	-	-	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	245,000	-	2,038,247
Repayment of notes payable	(47,357)	-	(87,604)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	-	(113,979)
Borrowings from shareholder	374	60,658	161,336

Net Cash Provided by Financing Activities	198,017	60,658	2,038,247

NET INCREASE (DECREASE) IN CASH	(262,102)	(120,204)	193,161

CASH AT BEGINNING OF PERIOD	455,263	120,304	-

CASH AT END OF PERIOD	$193,161	$100	$193,161

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$98,108	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
Notes to the Financial Statements
March 31, 2010 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

NOTE 4 - ISSUANCE OF COMMON STOCK

During the nine month period ending March 31, 2010, the Company issued 780,000 shares of common stock for cash at $0.05 per share. The Company also issued 200,000 shares of common stock for cash at $0.05 per share for which it has not been paid as of the end of the nine months March 31, 2010.

During the nine months ended March 31, 2010, the Company issued 2,250,000 shares of common stock for cash at $0.10 per share.

NOTE 5 - RELATED PARTY DEBT

As of March 31, 2010 and June 30, 2009, the Company had an unsecured, non interest bearing demand loan due to a shareholder of the Company totaling $-0- and $46,983, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and there are no material subsequent events to report except those reports below.

On April 26, 2010 the Company issued 225,000 shares of common stock for services.

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

Potential Bamboo Property License

Recently, we have successfully concluded the first stage of negotiations to acquire bamboo assets suitable for commercial exploitation in South East Asia. Our management recently concluded a month long visit to Attapeu province in Laos PDR, where they conducted on site due diligence and met with local and provincial government representatives. At the conclusion of our management’s visit, the local and provincial government representatives agreed to support a plan for our licensing of 10,000 hectares (24,700 acres) of mature harvestable bamboo plantations in the province.  A feasibility report has been prepared for submittal to the federal government in Laos.  Federal approval of the proposed project will be the final step in the licensing process.

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

Results of Operations for the three and nine months ended March 31, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $97,639 for the three months ended March 31, 2010, compared to expenses and a net loss of $23,534 for the three months ended March 31, 2009. We incurred expenses and a net loss in the amount of $480,211 for the nine months ended March 31, 2010, compared to expenses and a net loss of $467,390 for the nine months ended March 31, 2009. We have incurred total expenses and a net loss of $3,632,323 from the inception of our current operations through March 31, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of March 31, 2010, we had current assets in the amount of $193,161, consisting entirely of cash. Our current liabilities as of March 31, 2010, were $72,230. Thus, we had working capital of $120,931 as of March 31, 2010.

We have incurred cumulative net losses of $3,632,323 since inception of our current operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. We do not anticipate earning revenues until such time that we are into commercial production of our current and/or potential resources properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.  In addition, we can provide no firm assurance that our efforts to license bamboo properties in Laos will be successful or that our contemplated harvesting operations can be successfully commenced.

In the event that our proposed bamboo property lease in Laos obtains federal government approval, significant additional capital will be required in order to construct a bamboo processing plant (management estimates that construction of the physical plant will require approximately $1 million) and to undertake commercial bamboo harvesting operations.  Accordingly, our ability to undertake our proposed bamboo operations in Laos will be dependent upon our ability to raise substantial additional equity capital. Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary under to fund the planned bamboo operation, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $ of $3,632,323 since our inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2010, we issued 750,000 shares of common stock to Arclight Capital, LLC upon the shareholder’s exercise of a portion of its warrants to purchase common stock at a price of $0.10 per share.  We received proceeds in the amount of $75,000 as a result of the warrant exercise.  The shares underlying all warrants held by Arclight Capital, LLC have previously been registered for re-sale under a Registration Statement on Form S-1.

On March 29, 2010, we issued 1,500,000 shares of common stock to Spectra Capital Management, LLC upon the shareholder’s exercise of a portion of its warrants to purchase common stock at a price of $0.10 per share. We received proceeds in the amount of $150,000 as a result of the warrant exercise.  The shares underlying all warrants held by Spectra Capital Management, LLC have previously been registered for re-sale under a Registration Statement on Form S-1.

Subsequent to the reporting period, on April 19, 2010, we issued 225,000 shares as compensation to CityVac, a public relations and marketing firm.  The shares were issued pursuant to a services contract and we did not engage in any general solicitation or advertising regarding the shares.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2010.

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

Ivany Nguyen, Inc.

Date:	May 14, 2010

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director