Form 10-K
period 2010-06-30
IVANY NGUYEN, INC.
filed 2010-10-13
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-27645

Ivany Nguyen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7 Ingram Drive, Suite 128 Toronto, Ontario, Canada	M6M 2L7
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (888) 648-9366 EXT 2

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [  ]

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $2,830,315 as of December 31, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  39,506,877as of September 27, 2010.

 PART I

Item 1.   Business

Principal Place of Business

Our principal offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.

Overview

Description of Business

Ivany Nguyen, Inc. was formed as a Delaware corporation on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-888 648-9366 EXT 2.

Since the inception of our current operations, we have been in the business of mineral exploration and development. We have acquired certain mineral claims in Canada and have been focused on the strategic acquisition and development of uranium, diamond, base metals, and precious metal properties on a worldwide basis.  Further exploration of our mineral claims is required before a final determination as to their viability can be made. The existence of commercially exploitable mineral deposits in our mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration programs.

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

Mineral Properties

Zama Lake Pb-Zn Property

The Zama Lake Pb-Zn property consists of 6 sections of a metallic permit with each section covering approximately 256 hectares for a total of 1536 hectares located 700 km north northwest of Edmonton Alberta.  The property previously consisted of 10 metallic permits covering an area of approximately 92,160 hectares. The property is a grass roots Pb-Zn play staked as the result of the discovery of anomalous sphalerite and galena grains found in till samples collected during diamond exploration. The property area is forested and hosts parts of the Zama Lake Oil and Gas field.  Zama Lake and Zama City are oil industry support bases and are located within the property.

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

The property that is the subject of the Zama Lake property is undeveloped and does not contain any open-pit or underground mines which can be rehabilitated. There is no commercial production plant or equipment located on the property that is the subject of the mineral claim. Our exploration program has been exploratory in nature and there is no assurance that mineral reserves will be found.  After completing the initial minimum $400,000 exploration program required to maintain our metallic permits in good standing until May 2010, and conducting an airborne geophysical survey, our consulting geologist recommended that we keep 3840 acres which will lower our minimum expenditures required to maintain the mineral permits. In order to maintain the metallic mineral permits in good standing until May 2012, and to evaluate the potential of the Zama Lake property further, an exploration program costing approximately $30,000 will be required.

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

The original ten permits which make up the property are shown on Figure 2. The yellow portion ( in diagram below ) within the original ten permits represents the currently-held 6 sections totaling 1536 hectares of the Zama Lake Pb, Zn Metallic permit property

Our Executive Offices

Our principal executive offices are located at, Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7. Our mailing address is the same. Our telephone number is 1-888-648-9366 EXT 2.

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

Item 4.   Removed and Reserved

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “IVNG.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2010
Quarter Ended	High $	Low $
September 30, 2009	0.40	0.05
December 31, 2009	0.30	0.05
March 31, 2010	0.29	0.15
June 30, 2010	0.23	0.17

Fiscal Year Ended June 30, 2009
Quarter Ended	High $	Low $
September 30, 2008	0.91	0.19
December 31, 2008	.08	.02
March 31, 2009	0.19	.05
June 30, 2009	0.25	0.12

On October 6, 2010, the last sales price per share of our common stock was $0.20.

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

Holders of Our Common Stock

As of September 27, 2010, we had 39,506,877 shares of our common stock issued and outstanding, held by 106 shareholders of record, as well as other stockholders who hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On October 18, 2007, our Board of Directors approved the adoption of the 2007 Stock Option Plan of Ivany Mining, Inc. (the “Plan”).  On July 24, 2008, we filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 5,000,000 shares of our common stock, par value $0.001 per share, which may be issued by us upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan.  A copy of the Plan was filed as an exhibit with the Form S-8 on July 24, 2008. Options to purchase total of 2,500,000 shares have been granted under the plan.  These options expired unexercised on in June of 2010. A total of 5,000,000 shares are therefore currently authorized but not awarded under the Plan.

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

On March 16, 2010, we issued 750,000 shares of common stock to Arclight Capital, LLC pursuant to the shareholder’s exercise of warrants to purchase 750,000 shares of common stock at a price of $0.10 per share.  Proceeds of $75,000 were received.

On March 29, 2010, we issued 1,500,000 shares of common stock to Spectra Capital Management, LLC pursuant to the shareholder’s exercise of warrants to purchase 1,500,000 shares of common stock at a purchase price of $0.10 per share.  Proceeds of $150,000 were received.

On April 19, 2010, we issued 225,000 shares of common stock to CityVac IR Services as compensation paid pursuant to the terms of our Public Relations, Promotion and Marketing Letter Agreement with that company.

On September 30, 2010, we issued 750,000 shares of common stock to General Research GmbH as compensation pursuant to the terms of our Investor Relations Agreement with that company.

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

Strategic Plan

Zama Lake Properties

Our immediate business plan for the Zama Lake property is to proceed with the minimum exploration program necessary to maintain the property in good standing with the Alberta Geological Survey. We will attempt to find strategic joint venture partners and or a buyer for the property. The minimum required to maintain the Zama Lake property in good standing until May 2012 will be approximately $30,000.00. We have reduced the size of the Zama Lake property to approximately 1536 hectares from 92,160 hectares. Our consulting geologist will determine the scope of the $30,000.00 exploration that will be carried out until May 2012. We intend to proceed with the $30,000.00 exploration program as recommended by our consulting geologist and by the agreement under which we have acquired the property. At a later time, but prior to May 2012, our consulting geologist will recommend a minimum $30,000.00 exploration program.

Our plan of operations for the current fiscal year is to continue the recommended exploration program on the Zama Lake property.   In order to fully complete our planned exploration programs, however, we may need to raise additional capital. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. We cannot provide investors with any assurance, however, that we will be able to raise sufficient funding from the sale of our common stock if and when needed to fund expenses. We believe that outside debt financing will not be an alternative for funding exploration programs. The risky nature of this enterprise and lack of tangible assets other than our mineral claims places debt financing beyond the credit-worthiness required by most banks or typical investors in corporate debt until such time as economically viable mines can be demonstrated.

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

Results of Operations for the years ended June 30, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses and net losses in the amount of $863,858 for the year ended June 30, 2010, compared to $520,690 for the year ended June 30, 2009.  We have incurred total operating expenses and net losses of $10,413,874 from inception through June 30, 2010.  Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.  The increase will be attributable to continuing with the geological exploration programs for our mineral claims and for the potential acquiring of bamboo property license.

Liquidity and Capital Resources

As of June 30, 2010, we had cash in the amount of $69,461 and a working capital deficit of $8,961. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. We do not anticipate earning revenues until such time that we are into commercial production of our current and/or potential resources properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.  In addition, we can provide no firm assurance that our efforts to license bamboo properties in Laos will be successful or that our contemplated harvesting operations can be successfully commenced.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $10,413,874 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Personnel

Mr. Derek Ivany, our President and Director, and Mr. Victor Cantore, our Chief Financial Officer and Director, are currently each working approximately 30 to 40 hours per week to meet our needs, together with additional assistance from our Vice President and Director, Sam Nguyen.  As demand requires, Mr. Ivany, Mr. Cantore, and Mr. Nguyen will devote additional time.  We currently have no other employees.  We do not expect to increase our number of employees during the next twelve months.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2010, there were no off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of June 30, 2010 and 2009
F-3	Statements of Operations for the years ended June 30, 2010 and 2009 and period from inception to June 30, 2010
F-4	Statement of Stockholders’ Equity for period from inception to June 30, 2010
F-5	Statements of Cash Flows for the years ended June 30, 2010 and 2009 and period from inception to June 30, 2010
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors
Ivany Nguyen, Inc.
Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Ivany Nguyen, Inc. (formerly Ivany Mining, Inc.), as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from inception through June 30, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ivany Nguyen, Inc. (formerly Ivany Mining, Inc.), as of June 30, 2010 and 2009 and the results of their operations and cash flows for the years then ended and the period from inception through June 30, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Ivany Nguyen, Inc. (formerly Ivany Mining, Inc.) will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
October 12, 2010

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS	June 30, 2010	June 30, 2009

CURRENT ASSETS

Cash	$69,461	$455,263

Total Current Assets	69,461	455,263

EQUIPMENT, net	1,266	3,286

TOTAL ASSETS	$70,727	$458,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$53,422	$53,653
Loans due to shareholders	-	46,983

Total Current Liabilities	53,422	100,636

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 39,506,877 and 36,051,877 shares issued and outstanding, respectively	39,507	36,052
Additional paid-in capital	10,391,672	9,852,877
Stock subscription (receivable) payable	-	19,000
Deficit accumulated during the exploration stage	(10,413,874)	(9,550,016)

Total Stockholders' Equity (Deficit)	17,305	357,913
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70,727	$458,549

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended June 30,		From Inception Through June 30,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration	-	31,276	170,873
Professional fees	645,223	180,314	1,114,112
General and administrative	216,615	289,927	2,180,966
Impairment of mining properties	-	17,153	545,221
Depreciation	2,020	2,020	4,798

Total Operating Expenses	863,858	520,690	4,015,970

LOSS FROM OPERATIONS	(863,858)	(520,690)	(4,015,970)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(863,858)	(520,690)	(4,015,970)

DISCONTINUED OPERATIONS	-	-	(6,397,904)

NET LOSS	$(863,858)	$(520,690)	$(10,413,874)

BASIC LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	36,980,594	25,994,069

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-In	Stock Subscription (Receivable)	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for exercised options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for cash at $0.05 per share	10,200,000	10,200	480,800	19,000	-	510,000

Net loss for the year ended June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for stock subscription payable	380,000	380	18,620	(19,000)	-	-

Common stock issued for cash at $0.05 per share	600,000	600	29,400	-	-	30,000

Common stock issued for exercised options at $0.10 per share	2,250,000	2,250	222,750	-	-	225,000

Common stock issued for services at $0.17 per shared	225,000	225	38,025	-	-	38,250

Fair value of warrants issued for services	-	-	230,000	-	-	230,000

Net loss for the year ended June 30, 2010	-	-	-	-	(863,858)	(863,858)

Balance, June 30, 2010	39,506,877	$39,507	$10,391,672	$-	$(10,413,874)	$17,305

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended June 30,		From Inception Through June 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(863,858)	$(520,690)	$(10,413,874)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	230,000	-	1,758,233
Common stock issued for services	38,250	273,000	311,250
Depreciation	2,020	2,020	4,798
Impairment of mining properties	-	17,153	545,221
Changes in operating assets and liabilities:
Change in accounts payable	(231)	35,967	53,422

Net Cash Used in Operating Activities	(593,819)	(192,550)	(1,525,609)

INVESTING ACTIVITIES

Purchase of mineral properties	-	(17,153)	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in Investing Activities	-	(17,153)	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	255,000	515,000	2,048,247
Repayment of notes payable	-	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	(46,983)	-	(160,962)
Borrowings from shareholder	-	46,983	160,962

Net Cash Provided by Financing Activities	208,017	561,983	2,048,247

NET INCREASE (DECREASE) IN CASH	(385,802)	352,280	69,461
CASH AT BEGINNING OF PERIOD	455,263	102,983	-

CASH AT END OF PERIOD	$69,461	$455,263	$69,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$-	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business
Ivany Mining, Inc. (referred to as the “Company”) was previously involved in the e-business industry. It provided end-to-end, e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). As of June 30, 2007 the Company determined to focus on the strategic acquisition and development of uranium, diamond, base metals, and precious metals properties on a worldwide basis. Accordingly, it was reclassified as an exploration stage company and its prior operations were reclassified to discontinued operations.

History
The Company was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its then current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. (referred to as the “Company”) on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware. On July 18, 2007, the Company filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger whereby the Company (as Planet411.com Inc.) would merge with its wholly-owned subsidiary, Ivany Mining Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of July 18, 2007, was completed pursuant to Section Title 8, Section 251(c) of the Delaware General Corporation Law. Upon completion of this merger, the Company's name has been changed to "Ivany Mining Inc." and the Company's Articles of Incorporation have been amended to reflect this name change. On February 16, 2010 the Company’s name was changed to Ivany Nguyen, Inc.

Definition of Fiscal Year
The Company’s fiscal year end is June 30.

Use of Estimates
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

Reclassification of Financial Statement Accounts
Certain amounts in the June 30, 2009 financial statements have been reclassified to conform to the presentation in the June 30, 2010 financial statements.

Cash and Cash Equivalents
For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

Concentration of Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.  Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits . The risk is managed by maintaining all deposits in high quality financial institutions.

Property and Equipment
Property and equipment is recorded at cost less accumulated depreciation. Depreciation and amortization is calculated using the straight-line method over the expected useful life of the asset, after the asset is placed in service.

Fair Value of Financial Instruments
The Company has adopted ASC 805, “Disclosure About Fair Value of Financial Instruments”, which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Revenue Recognition Policy
The Company will determine its revenue recognition policies upon commencement of its mining operations.

Advertising Costs
The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling and marketing expenses during the reported periods.

IVANY NGUYEN, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Share-Based Compensation
The Company follows the provisions of ASC 718, “Share-Based Payment” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier.

Earnings (loss) per Share
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

Income Taxes
The Company provides for income taxes under ASC 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

ASC 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	June 30, 2010	June 30, 2009
Income tax expense at statutory rate	$(336,905)	$(203,069)
Common stock issued for services	14,918	106,470
Fair value of stock options issued for services	89,700	-
Valuation allowance	232,287	96,599
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:

	June 30, 2010	June 30, 2009
NOL carryover	$3,254,312	$3,033,441
Valuation allowance	(3,254,312)	(3,033,441)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $8,344,391 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements issued since through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

IVANY NGUYEN, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
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

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

IVANY NGUYEN, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

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

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2010 and 2009, the Company had an unsecured, non interest bearing demand loans due to a shareholder of the Company totaling $-0- and $46,983, respectively. During the years ended June 30, 2010 and 2009 the Company received advances of $-0- and made repayments of $46,983 and $-0-, respectively.

The Company currently has consulting agreements with two of the Company’s officers.  Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf.  During the year ended June 30, 2010 the Company paid $296,929 in combined fees and expense reimbursements to these two officers.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on June 30, 2010 and 2009:

	2010	2009
Computer Equipment	$6,064	$6,064
Accumulated Depreciation	(4,798)	(2,778)
Net Property and Equipment	$1,266	$3,286

Depreciation expense for the years ended June 30, 2010 and 2009 was $2,020 and $2,020, respectively.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

Preferred stock
The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2010, the Company has no shares of preferred stock issued or outstanding.

Common stock
The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2010 and 2009, 39,506,877 and 36,051,877 shares were issued and outstanding, respectively.

During the year ended June 30, 2007, the Company completed a reverse split on its common stock from 500 shares to 1 share. The reverse stock split is reflected on a retroactive basis.

During the year ended June 30, 2008, the Company issued 5,055,845 shares of its common stock for cash of $1,278,247. The Company also issued 20,150,000 shares of its common stock for mineral properties valued at $98,108.  The Company issued 2,500,000 options valued at $1,528,233.

During the year ended June 30, 2009, the Company issued 10,200,000 shares of its common stock for $510,000 cash.  Of this, $19,000 was recorded as a stock subscription payable because the shares were not issued until after the end of the fiscal year.  During this year the Company also issued 100,000 common shares for options exercised at $0.05 per share.   An additional 300,000 shares of common stock were issued for services at $0.91 per share based on the market value of the stock on the date of issuance.

IVANY NGUYEN, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

NOTE 5 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

During the year ended June 30, 2010, the Company issued 600,000 shares of common stock for $30,000 cash.  During this year the Company also issued 380,000 in fulfillment of the $19,000 stock subscription payable recorded in the previous year and 2,225,000 shares of common stock for options exercised at $0.10 per share.  The Company also issued 225,000 common shares to a public relations and marketing firm as compensation for services performed valued at $0.17 per share based on the stock price on the date of issuance.  During the 2010 fiscal year the Company issued 1,000,000 warrants with a fair value of $230,000 in exchange for services.  The fair value of the warrants was determined using the Black-Scholes valuation model under the assumptions detailed in Note 7.

NOTE 6 – MINERAL PROPERTIES

On September 10, 2007, the Company entered into a Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany, Victor Cantore, and Anna Giglio. Under the terms of the Purchase Agreement, Mr. Ivany, Mr. Cantore, and Ms. Giglio have each transferred to the Company certain mining claims owned by them and located in the province of Quebec, Canada.

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

On September 12, 2007, the Company entered into an Alberta Mining Claims Purchase Agreement (the “Purchase Agreement”) with Derek Ivany and Royal Atlantis Group, Inc. (“Royal Atlantis”). Under the terms of the Purchase Agreement, Mr. Ivany and Royal Atlantis have transferred to the Company a total of six mining claims located in the province of Alberta, Canada. In exchange for the mining claims transferred to the Company under the Purchase Agreement, the Company paid total of $20,000 CAD ($10,000 each) to Mr. Ivany and Royal Atlantis.

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

At the close of the fiscal year ended June 30, 2009 the Company again performed an impairment analysis in regards to the carrying value of the mineral properties held by the Company.  Due to the same reasons noted above, the Company impaired the value of its mining properties.  This resulted in an impairment expense of $17,153 for the year ended June 30, 2009.

IVANY NGUYEN, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

NOTE 7 – STOCK OPTIONS AND WARRANTS

The estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses is determined using the Black-Scholes evaluation model.

On June 10, 2010, the Company entered into an Investor Relations Agreement for investor and public relations services.  The services will include organizing presentations in several European cities, assistance with coverage in the German financial media, and certain shareholder relations matters. Under the Agreement, the Company agreed to compensate the consultant with options to purchase 1,000,000 shares of our common stock at an exercise price of $0.20 per share.

During the year ended June 30, 2009 no compensatory common stock purchase options were granted.

During the years ended June 30, 2010 and 2009, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2-5 years, a risk free interest rate of 2.05-3.35%, a dividend yield of 0% and volatility of 90-907%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,758,233.

Changes in stock options issued to during the years ended June 30, 2010 and 2009 are as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, June 30, 2008	2,500,000	$0.10
Granted	-	-
Exercised	100,000	0.01
Cancelled	-	-
Outstanding, June 30, 2009	2,400,000	0.10
Exercisable, June 30, 2009	2,400,000	0.10
Granted	1,000,000	0.20
Exercised	(2,250,000)	0.10
Cancelled	-	-
Outstanding, June 30, 2010	1,150,000	$0.19
Exercisable, June 30, 2010	1,150,000	$0.19

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

On June 21, 2010 the Company entered into a consulting agreement with a third party wherein the Company has agreed to pay EUR 5,000 per month in exchange for consulting services.  This agreement is effective through June 21, 2011.

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2010, he Company’s board of directors adopted a resolution abandoning the Company’s interests in two sets of mineral claims known as the Temiscamingue property and the Mont Laurier properties, respectively.  The book value of these mining claims had previously been written-down to $-0- during the fiscal year ended June 30, 2009.  After a review of the mineral prospects, exploration budgets, and other information regarding these mineral claims, as well as a review of the Corporation’s financial resources and business development priorities, the Company’s board of directors determined that it was in the best interest of the Company to focus its mineral exploration efforts on its other mining claims.

The Company has analyzed its operations subsequent to June 30, 2010 through the date of this report and has determined that there are no additional material subsequent events to disclose.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2010.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 6, 2010 are as follows:

Name	Age	Position(s) and Office(s) Held
Derek Ivany	27	President, Chief Executive Officer, and Director
Victor Cantore	45	Director, Chief Financial Officer
Sam Nguyen	43	Vice-president, Director

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

For the fiscal year ending June 30, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Derek Ivany	0	0	0
Victor Cantore	0	0	0
Sam Nguyen	0	0	0

Code of Ethics

As of June 30, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We have consulting agreements with our Chief Executive Officer, Derek Ivany, and our Chief Financial Officer, Victor Cantore.   The consulting agreements for both of these officers provide for a monthly stipend $6,000 plus reimbursement of expenses incurred, with any additional compensation to be paid in the discretion of the company.  The goal of these arrangements is to provide the officers principally responsible for our operations such compensation for their time and efforts as is appropriate in light of our currently limited capital resources and relatively early stage of business development.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.  Our executive officers may receive stock options at the discretion of our board of directors in the future, either through our 2007 Stock Option Plan or otherwise at the discretion of our board of directors.  On June 26, 2008, under the terms of the 2007 Stock Option Plan, we awarded each of our directors options to purchase 1,000,000 shares of our common stock.  In addition, we awarded Mr. Nguyen (who was at that time a key employee but not yet an executive officer or director) options to purchase 500,000 shares of our common stock. As currently adjusted, the exercise price of these options was $0.10 per share.  These options, which expired on June 26, 2010, vested immediately and were exercisable for a period of two years.  The issuance of these options was intended to provide a balance of incentives for our officers by providing the potential for net value to the officers upon an immediate increase in the value of the company, while also allowing an opportunity for the officers to earn greater value by way of a larger and sustained increase in the value of the company over time.  We may consider additional options issues during the current fiscal year.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, president, CEO, and director	2009 2010	0 126,002.12	0 0	0 0	0 0	0 0	0 0	0 0	0 126,002.12
Victor Cantore, CFO and director	2009 2010	0 170,927.02	0 0	0 0	0 0	0 0	0 0	0 0	0 170,927.02
Sam Nguyen, V.P. and director	2009 2010	0 10,000	0 0	0 0	0 0	0 0	0 0	0 0	0 10,000

Narrative Disclosure to the Summary Compensation Table

Per their consulting agreements with the Company, our Chief Executive Officer, Derek Ivany, and our Chief Financial Officer, Victor Cantore, were paid cash compensation of $126,002.12 and $170,927.02, respectively each during the fiscal year ended June 30, 2010.  Our Vice President and Director, Sam Nguyen, received cash compensation totaling $10,000 during the fiscal year.  We do not have a written employment or consulting agreement or other fixed compensation arrangement with Mr. Nguyen.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	0	0	0	n/a	n/a	0	0	0	0
Victor Cantore	0	0	0	n/a	n/a	0	0	0	0
Sam Nguyen	0	0	0	n/a	n/a	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	126,002.12	0	0	0	0	0	126,002.12
Victor Cantore	170,927.02	0	0	0	0	0	170,927.02
Sam Nguyen	10,000	0	0	0	0	0	10,000

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company.  The figures above reflect compensation received in their capacities as employees and/or named executive officers.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended June 30, 2010. We have no formal plan for compensating our directors for their services in their capacity as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 27, 2010, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 39,506,877 shares of common stock issued and outstanding on September 27, 2010.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 16 Spears St. Toronto Ontario M6N 3X7 Canada	10,170,754	25.74%
Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	7,105,001(1)	17.98%
Common	Sam Nguyen 50 Noble St. Markham, Ontario L3R 8G1 Canada	40,000(2)	0.10%
Common	Total all executive officers and directors	17,315,755	43.28%

Common	5% Shareholders
Common	Firebird Global Master Fund, Ltd. c/o Trident Trust Company (Cayman) Limited 1 Capital Place, P.O. Box 847 Grand Cayman, Cayman Islands FGS Advisors, LLC, Investment Manager	20,000,000(3)	50.62%
Common	Anna Giglio 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	3,000,000	7.59%
Common	Arclight Capital, LLC 2062 Troon Drive Henderson, NV 89074 Andrew C. Burton, Managing Member	6,291,552(4)	15.93%
Common	Spectra Capital Management, LLC 595 Madison Avenue, 37th Floor New York, NY 10022 Gregory I. Porges, Managing Member Andrew C. Burton, Manager	6,371,427(5)	16.13%

(1)           Included in the calculation of the beneficial ownership for Mr. Cantore are 1,000 stock options to purchase 1,000 shares of common stock at an exercise price of $90.00.  These options are immediately exercisable and expire on February 28, 2011.

(2)           Included in the calculation of the beneficial ownership for Mr. Nguyen are warrants to purchase 20,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.

(3)           Included in the calculation of beneficial ownership for Firebird Global Master Fund, Ltd. are warrants to purchase 10,000,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.  FGS Advisors, LLC (“FGS”) serves and the Investment Manager of Firebird Global Master Fund, Ltd. (“Firebird”) and controls the investment and trading activities of Firebird.  James Passin and Harvery Sawikin are managers and controlling principals of FGS.  In their respective capacities, FGS, Mr. Passin, and Mr. Sawikin exercise voting and investment power with respect to the securities held by Firebird.

(4)           Included in the calculation of beneficial ownership for Arclight Capital, LLC are warrants to purchase 3,700,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.  Andrew C. Burton is the Managing Member of Arclight Capital, LLC (“Arclight”).  In his capacity as Managing Member of Arclight, Mr. Burton exercises voting and investment power with respect to the securities held by Arclight

(5)           Included in the calculation of beneficial ownership for Spectra Capital Management, LLC are warrants to purchase 3,500,000 shares at a purchase price of $0.10 per share.  These warrants are immediately exercisable and expire on July 10, 2012.  Gregory I. Porges is the Managing Member of Spectra Capital Management, LLC (“Spectra”).  Andrew C. Burton is the Manager of Spectra.  In their capacities as the Managing Member and Manager, respectively, of Spectra, Mr. Porges and Mr. Burton exercise voting and investment power with respect to the securities held by Spectra.

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

4.           We have consulting agreements with our Chief Executive Officer, Derek Ivany, and our Chief Financial Officer, Victor Cantore.   The consulting agreements for both of these officers provide for a monthly stipend $6,000, with any additional compensation to be paid in the discretion of the company.  These agreements are filed herewith as Exhibits 10.1 and 10.2

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$9,500	$0	$0	$0
2009	$19,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
10.1	Business Consulting Agreement – Derek Ivany
10.2	Business Consulting Agreement – Victor Cantore
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.
2	Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Ivany Nguyen, Inc.

By:	/s/ Derek Ivany
Derek Ivany President, Chief Executive Officer, and Director
October 12, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Derek Ivany
Derek Ivany President, Chief Executive Officer, and Director
October 12, 2010

By:	/s/ Victor Cantore
Victor Cantore, Chief Financial Officer, Principal Accounting Officer, and Director
October 12, 2010

By:	/s/ Sam Nguyen
Sam Nguyen, Vice President and Director
October 12, 2010