Form 10-Q
period 2010-09-30
IVANY NGUYEN, INC.
filed 2010-11-22
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-27645

Ivany Nguyen, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Ingram Drive, Suite 128, Toronto, Ontario, Canada M6M 2L7
(Address of principal executive offices)

(888) 648-9366 Ext. 2
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  42,206,877 common shares as of November 19, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010;
F-2	Statements of Operations for the three months ended September 30, 2010 and 2009 and from inception of current operations through September 30, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of September 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended September 30, 2010 and 2009 and from inception of current operations through September 30, 2010 (unaudited);
F-5	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Balance Sheets

ASSETS

	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS

Cash	$24,508	$69,461

Total Current Assets	24,508	69,461

EQUIPMENT, net	760	1,266

TOTAL ASSETS	$25,268	$70,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$39,611	$53,422

Total Current Liabilities	39,611	53,422

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 40,056,877 and 39,506,877 shares issued
and outstanding, respectively	40,807	39,507
Additional paid-in capital	10,595,372	10,391,672
Deficit accumulated during the exploration stage	(10,650,522)	(10,413,874)

Total Stockholders' Equity (Deficit)	(14,343)	17,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$25,268	$70,727

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

			From Inception
	For the Three Months Ended		Through
	September, 30		September 30,
	2010	2009	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

Exploration	-	-	170,873
Professional fees	217,364	78,600	1,331,476
General and administrative	18,779	18,906	2,199,745
Impairment of mining properties	-	-	545,221
Depreciation	505	505	5,303

Total Operating Expenses	236,648	98,011	4,252,618

LOSS FROM OPERATIONS	(236,648)	(98,011)	(4,252,618)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(236,648)	(98,011)	(4,252,618)

DISCONTINUED OPERATIONS	-	-	(6,397,904)

NET LOSS	$(236,648)	$(98,011)	$(10,650,522)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	39,809,075	36,541,877

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)

					Deficit
				Stock	Accumulated	Total
			Additional	Subscription	During the	Stockholders'
	Common Stock		Paid-In	(Receivable)	Exploration	Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended
June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended
June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired
for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year
ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for
services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for exercised
options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for
cash at $0.05 per share	10,200,000	10,200	480,800	19,000	-	510,000

Net loss for the year ended
June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for
stock subscription payable	380,000	380	18,620	(19,000)	-	-

Common stock issued for
cash at $0.05 per share	600,000	600	29,400	-	-	30,000

Common stock issued for exercised
options at $0.10 per share	2,250,000	2,250	222,750	-	-	225,000

Common stock issued for services
at $0.17 per shared	225,000	225	38,025	-	-	38,250

Fair value of warrants issued for services	-	-	230,000	-	-	230,000

Net loss for the year ended
June 30, 2010	-	-	-	-	(863,858)	(863,858)

Balance, June 30, 2010	39,506,877	39,507	10,391,672	-	(10,413,874)	17,305

Common stock issued for services
at $0.20 per shared (unaudited)	750,000	750	149,250	-	-	150,000

Warrants exercised for cash at $0.10 per
share (unaudited)	550,000	550	54,450	-	-	55,000

Net loss for the three months ended
September 30, 2010 (unaudited)	-	-	-	-	(236,648)	(236,648)

Balance, September 30, 2010 (unaudited)	40,806,877	$40,807	$10,595,372	$-	$(10,650,522)	$(14,343)

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Three Months Ended		Through
	September 30,		September 30,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(236,648)	$(98,011)	$(10,650,522)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	-	1,758,233
Common stock issued for services	150,000	-	461,250
Depreciation	506	505	5,304
Impairment of mining properties	-	-	545,221
Changes in operating assets and liabilities:
Change in accounts payable	(13,811)	(5,870)	39,611

Net Cash Used in Operating Activities	(99,953)	(103,376)	(1,625,562)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in Investing Activities	-	-	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	55,000	20,000	2,103,247
Repayment of notes payable	-	(2,588)	(40,247)
Proceeds from notes payable	-	7,187	40,247
Repayment to shareholder	-	-	(160,962)
Borrowings from shareholder	-	-	160,962

Net Cash Provided by Financing Activities	55,000	24,599	2,103,247

NET INCREASE (DECREASE) IN CASH	(44,953)	(78,777)	24,508
CASH AT BEGINNING OF PERIOD	69,461	455,263	-

CASH AT END OF PERIOD	$24,508	$376,486	$24,508

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:

Common stock issued for mineral properties	$-	$-	$98,108

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers.  Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf.  During the three months ended September 30, 2010 the Company paid $44,057 in combined fees and expense reimbursements to these two officers.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

Preferred stock
The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of September 30, 2010, the Company has no shares of preferred stock issued or outstanding.

Common stock
The authorized common stock is 200,000,000 shares with a par value of $0.001. As of September 30, 2010 and June 30, 2010, 40,806,877 and 36,051,877 shares were issued and outstanding, respectively.

During the year ended June 30, 2007, the Company completed a reverse split on its common stock from 500 shares to 1 share. The reverse stock split is reflected on a retroactive basis.

IVANY NGUYEN, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 4 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

During the three months ended September 30, 2010, the Company issued 550,000 shares of common stock for $55,000 cash to warrant holders upon the exercise of the warrants.  The Company also issued 750,000 shares of common stock to consultants for services performed.  The stock was valued at $150,000 based on the $0.20 per share trading price on the date of issuance.

NOTE 5 – STOCK OPTIONS AND WARRANTS

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

During the year the three months ended September 30, 2010 no compensatory common stock purchase options were granted.

IVANY NGUYEN, INC.
Notes to the Financial Statements
September 30, 2010 and 2009

NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock options issued to during the three months ended September 30, 2010 and the years ended June 30, 2010 and 2009 were as follows:

Outstanding, June 30, 2008	2,500,000	0.10
Granted	-	-
Exercised	100,000	0.01
Cancelled	-	-
Outstanding, June 30, 2009	2,400,000	0.10
Exercisable, June 30, 2009	2,400,000	0.10

Granted	1,000,000	0.20
Exercised	(2,250,000)	0.10
Cancelled	-	-
Outstanding, June 30, 2010	1,150,000	$0.10
Exercisable, June 30, 2010	1,150,000	$0.10

Granted	-	-
Exercised	(550,000)	0.10
Cancelled	-	-
Outstanding, September 30, 2010	600,000	$0.10
Exercisable, September 30, 2010	600,000	$0.10

NOTE 6 – SUBSEQUENT EVENTS

On October 27, 2010 the Company sold 1,000,000 units consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15 per share for 24 months at $0.10 per share for total proceeds of $100,000.

In accordance with ASC 855, Company management reviewed all material events through November 18, 2010, the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

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

We are engaged in building an agricultural company focused on the development of bamboo in South-East Asia.  We identified a key area where we believe we can harvest an existing bamboo resource and produce end products destined for both local markets in South East Asia as well as abroad.

We also hold certain metallic permits in Alberta.  We intend on selling these permits and their related exploration data in order to divest ourselves from the mining sector and move toward a pure agricultural focus.

Laos Bamboo Property License

Recently, we have successfully secured provincial and federal government approval to proceed with the development of our proposed bamboo harvesting project in Attapeu Province in Laos.  Under official document no. 1334/SNL, the federal Department of Agriculture & Forest in Laos has granted us approval to extract and harvest 5000 hectares of bamboo.  In addition, we have been granted approval by the Attapeu Provincial Agency of Land Management to build a factory, storage and nursery facilities on a 20 hectare land parcel located within the industrial zone of the Attapeu Province. This approval has been granted by the pursuant to official document no. 0580/QDDD.  Furthermore, the Laos federal government in has granted our foreign investment license and we have been approved by the Committee of Incentive and Management of Domestic & Foreign Investment as a 100% holder pursuant to Official Document No. 1193-KH-DT.

The quality of the bamboo is such that we are planning to harvest it for multiple downstream products.  The licensed areas are in close proximity to electrical grids and are accessible by paved roads. Skilled labor can be readily accessed in the nearby local communities where our planned production facilities will be located. Under our arrangements with the government, we have until the November 20, 2010 to open a corporate bank account in Laos and to deposit $210,000, which represents 30% of the $700,000 in total registered capital of our project.   After making this initial deposit, we will receive a stamp from the Ministry of Finance and will be able to proceed in using our funds to purchase the equipment needed to build our factory, as well as hiring the necessary labor.  We have broken down our planned factory construction and production goals into two phases.  In Phase 1, we plan on developing operations which will produce bamboo skewers and bamboo chips.  In Phase 2, we plan on expanding our factory and production lines to include a full bamboo flooring line.  In order to satisfy the government requirements regarding our project, we need to conclude Phase 1 and demonstrate our serious intent on producing bamboo in Laos before continuing to Phase 2.

Phase 1 Cost Estimates
Concrete Slab	$12,500.00
Electrical Panel & Grid Connection	$13,500.00
Agricultural Building	$65,000.00
Chipper & Conveyor Line	$75,000.00
Skewer Lines	$15,000.00
Bailing Machine	$3,500.00
Labour	$8,000.00
Office	$10,000.00
Green-House	$3,500.00
Equipment & Supplies	$4,000.00

Total:	$210,000.00

In order to make the required $210,000 deposit in Laos we will require approximately $125,000 in addition to our currently available cash.  Management is currently actively engaged in efforts to raise the necessary additional funds through the raising of additional equity capital.  We currently do not have any firm arrangements for the required equity financing, however, and can provide no firm assurance that the required funds will be timely raised.  In the event that we are unable to raise the required additional funding before November 28, 2010, we will request an extension from the Laos government.  Although management believes that such an extension, if necessary, could be obtained, we have no firm assurances in this regard.

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

Results of Operations for the three months ended September 30, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $236,648 for the three months ended September 30, 2010, compared to expenses and a net loss of $98,011 for the three months ended September 30, 2009. Our expenses during both the three months ended September 30, 2010 and the three months ended September 30, 2009 consisted primarily of professional fees. We have incurred total expenses and a net loss of $4,252,618 from the inception of our current operations through September 30, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of September 30, 2010, we had current assets in the amount of $24,508, consisting entirely of cash. Our current liabilities as of September 30, 2010, were $39,611. Thus, we had a working capital deficit of $15,103 as of September 30, 2010.

We have incurred cumulative net losses of $4,252,618 since inception of our current operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. We do not anticipate earning revenues until such time that we are into commercial production of our current and/or potential resources properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.  In addition, we can provide no firm assurance that our efforts to commence our proposed bamboo project in Laos will be successful or that our contemplated harvesting operations can be successfully commenced.

Significant additional capital will be required in order to construct our planned bamboo processing plant.  Management estimates that construction of the physical plant will require approximately $210,000 to commence initial bamboo production and an additional $490,000 to undertake full commercial bamboo harvesting operations on our licensed property in Laos.  Accordingly, our ability to undertake our proposed bamboo operations in Laos will be dependent upon our ability to raise substantial additional equity capital. Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary under to fund the planned bamboo operation, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $4,252,618 since our inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2010, we issued 750,000 shares to General Research GmbH as compensation pursuant to a consulting agreement.  The shares were issued as compensation for services pursuant to contract and we did not engage in any general solicitation or advertising regarding the shares.

Subsequent to the reporting period, on October 27, 2010, we issued 1,000,000 Units to a single purchaser pursuant to Rule 506 under Regulation D for a purchase price of $0.10 per Unit ($100,000). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for a price of $0.15, exercisable for 24 months.  These shares were offered and sold exclusively to accredited investors and we did not engage in any general solicitation or advertising regarding the shares.

Item 3.     Defaults upon Senior Securities

None

Item 4.     [Removed and Reserved]

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

Ivany Nguyen, Inc.

Date:	November 19, 2010

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director