Form 10-Q
period 2010-12-31
IVANY NGUYEN, INC.
filed 2011-02-14
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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
(Registrant’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  44,206,877 common shares as of February 11, 2011.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2010 and June 30, 2010 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2010 and 2009 and from inception of current operations through December 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of December 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three and six months ended December 31, 2010 and 2009 and from inception of current operations through December 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS	December 31, 2010	June 30, 2010

CURRENT ASSETS

Cash	$207,812	$69,461
Prepaid expenses	62,334	-

Total Current Assets	270,146	69,461

EQUIPMENT, net	255	1,266

TOTAL ASSETS	$270,401	$70,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$56,904	$53,422

Total Current Liabilities	56,904	53,422

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 44,206,877 and 39,506,877 shares issued and outstanding, respectively	44,207	39,507
Additional paid-in capital	10,963,972	10,391,672
Deficit accumulated during the exploration stage	(10,794,682)	(10,413,874)

Total Stockholders' Equity (Deficit)	213,497	17,305
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$270,401	$70,727

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,		From Inception Through December 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	-	-	-	-	170,873
Professional fees	124,422	31,058	341,786	109,658	1,455,898
General and administrative	19,232	252,998	38,011	271,904	2,218,977
Impairment of mining properties	-	-	-	-	545,221
Depreciation	506	505	1,011	1,010	5,809

Total Operating Expenses	144,160	284,561	380,808	382,572	4,396,778

LOSS FROM OPERATIONS	(144,160)	(284,561)	(380,808)	(382,572)	(4,396,778)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(144,160)	(284,561)	(380,808)	(382,572)	(4,396,778)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(144,160)	$(284,561)	$(380,808)	$(382,572)	$(10,794,682)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,230,790	37,031,877	41,026,549	36,701,877

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-In	Stock Subscription (Receivable)	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for exercised options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for cash at $0.05 per share	10,200,000	10,200	480,800	19,000	-	510,000

Net loss for the year ended June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for stock subscription payable	380,000	380	18,620	(19,000)	-	-

Common stock issued for cash at $0.05 per share	600,000	600	29,400	-	-	30,000

Common stock issued for exercised options at $0.10 per share	2,250,000	2,250	222,750	-	-	225,000

Common stock issued for services at $0.17 per shared	225,000	225	38,025	-	-	38,250

Fair value of warrants issued for services	-	-	230,000	-	-	230,000

Net loss for the year ended June 30, 2010	-	-	-	-	(863,858)	(863,858)

Balance, June 30, 2010	39,506,877	39,507	10,391,672	-	(10,413,874)	17,305

Common stock issued for services at $0.19 per shared	1,150,000	1,150	220,850	-	-	222,000

Common stock and warrants issued for cash	3,000,000	3,000	297,000	-	-	300,000

Warrants exercised for cash at $0.10 per share	550,000	550	54,450	-	-	55,000

Net loss for the six months ended December 31, 2010	-	-	-	-	(380,808)	(380,808)

Balance, December 31, 2010	44,206,877	$44,207	$10,963,972	$-	$(10,794,682)	$213,497

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended December 31,		Through December 31,
	2010	2009	2010
OPERATING ACTIVITIES

Net loss	$(380,808)	$(382,572)	$(10,794,682)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	-	1,758,233
Common stock issued for services	159,666	-	470,916
Depreciation	1,011	1,010	5,809
Impairment of mining properties	-	-	545,221
Changes in operating assets and liabilities:
Change in accounts payable	3,482	27,014	56,904

Net Cash Used in Operating Activities	(216,649)	(354,548)	(1,742,258)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in Investing Activities	-	-	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	355,000	20,000	2,403,247
Repayment of notes payable	-	-	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	-	(160,962)
Borrowings from shareholder	-	374	160,962

Net Cash Provided by Financing Activities	355,000	20,374	2,403,247

NET INCREASE (DECREASE) IN CASH	138,351	(334,174)	207,812
CASH AT BEGINNING OF PERIOD	69,461	455,263	-

CASH AT END OF PERIOD	$207,812	$121,089	$207,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral properties	$-	$-	$98,108
Common stock issued for prepaid expenses	72,000	-	72,000

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended December 31, 2010 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the six months ended December 31, 2010 the Company realized a net loss of $380,808 and has incurred an accumulated deficit of $10,794,682.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers.  Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf.  During the six months ended December 31, 2010 the Company paid $158,804 in combined fees and expense reimbursements to these two officers.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

Preferred stock
The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of December 31, 2010, the Company has no shares of preferred stock issued or outstanding.

Common stock
The authorized common stock is 200,000,000 shares with a par value of $0.001. As of December 31, 2010 and June 30, 2010, 44,206,877 and 36,051,877 shares were issued and outstanding, respectively.

During the year ended June 30, 2007, the Company completed a reverse split on its common stock from 500 shares to 1 share. The reverse stock split is reflected on a retroactive basis.

IVANY NGUYEN, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

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

During the three months ended September 30, 2010, the Company issued 550,000 shares of common stock for $55,000 cash to warrant holders upon the exercise of the warrants.  The Company also issued 1,150,000 shares of common stock to consultants for services performed.  The stock was valued at $222,000 based on the average price of $0.19 per share trading price on the dates of issuance.  Of the total $222,000 of stock issued, $72,000 was capitalized as a prepaid expense and will be amortized to professional fees over the one year life of the service contract.  The remaining $150,000 was expensed as professional fees upon issuance.

During the three months ended December 31, 2010, the Company also issued 3,000,000 shares of common stock with 3,000,000 attached warrants for cash proceeds of $300,000.  The warrants are exercisable for a two year period at an exercise price of $0.15.  The Company valued these warrants using the Black-Scholes valuation model using the assumptions detailed in footnote 7 and attributed a total of $175,226 of the total $300,000 proceeds to the warrants based on their relative fair value.

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

During the six months ended December 31, 2010 no compensatory common stock purchase options were granted.  During this period the Company issued 3,000,000 warrants in conjunction with common stock sold for cash.  These warrants have a two year life and an exercise price of $0.15.  The Company calculated a relative fair value for these warrants based on a volatility of 380% and a stock price on the date of issuance of $0.12-$0.20.

IVANY NGUYEN, INC.
Notes to the Financial Statements
December 31, 2010 and 2009

NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock options issued through December 31, 2010 were as follows:

	Number Of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2007	-	$-	$-
Granted	2,500,000	0.10	250,000
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2008	2,500,000	0.10	250,000
Exercisable, June 30, 2008	2,500,000	0.10	250,000

Granted	-	-	-
Exercised	100,000	0.01	500
Cancelled	-	-	-
Outstanding, June 30, 2009	2,400,000	0.10	250,500
Exercisable, June 30, 2009	2,400,000	0.10	250,500

Granted	1,000,000	0.20	200,000
Exercised	(2,250,000)	0.10	(225,000)
Cancelled	-	-	-
Outstanding, June 30, 2010	1,150,000	0.20	225,500
Exercisable, June 30, 2010	1,150,000	0.20	225,500

Granted	3,000,000	0.15	450,000
Exercised	(550,000)	0.10	(55,000)
Cancelled	-	-	-
Outstanding, December 31, 2010	3,600,000	$0.17	$620,500
Exercisable, December 31, 2010	3,600,000	$0.17	$620,500

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through February 10, 2011, the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The quality of the bamboo is such that we are planning to harvest it for multiple downstream products.  The licensed areas are in close proximity to electrical grids and are accessible by paved roads. Skilled labor can be readily accessed in the nearby local communities where our planned production facilities will be located. Under our arrangements with the government, we had until the November 20, 2010 to open a corporate bank account in Laos and to deposit $210,000, which represents 30% of the $700,000 in total registered capital of our project.   As of February 14, 2011 we have not yet opened a bank account in Laos or deposited the required $210,000.00 dollars. As at February 14, 2011, provincial and federal government approval to proceed with the development of our proposed bamboo harvesting project in Attapeu Province in Laos is still in effect, and talks are in progress with the local Laos authorities for new terms.  After making this initial deposit, we will receive a stamp from the Ministry of Finance and will be able to proceed in using our funds to purchase the equipment needed to build our factory, as well as hiring the necessary labor.  We have broken down our planned factory construction and production goals into two phases.  In Phase 1, we plan on developing operations which will produce bamboo skewers and bamboo chips.  In Phase 2, we plan on expanding our factory and production lines to include a full bamboo flooring line.  In order to satisfy the government requirements regarding our project, we need to conclude Phase 1 and demonstrate our serious intent on producing bamboo in Laos before continuing to Phase 2.

Phase 1 Cost Estimates
Concrete Slab	$12,500.00
Electrical Panel & Grid Connection	$13,500.00
Agricultural Building	$65,000.00
Chipper & Conveyor Line	$75,000.00
Skewer Lines	$15,000.00
Bailing Machine	$3,500.00
Labour	$8,000.00
Office	$10,000.00
Green-House	$3,500.00
Equipment & Supplies	$4,000.00
Total:	$210,000.00

During the quarter ended December 31, 2010, our management was able to raise total additional capital in the amount of $300,000 through a private offering conducted under Rule 506 of Regulation D.  We will need to raise additional funds to enable us to complete Phase 1 of our development plan as set forth above.   As of February 14, 2011 we have not yet opened a bank account in Laos or deposited the required $210,000.00 dollars.  As of February 14, 2011, provincial and federal government approval to proceed with the development of our proposed bamboo harvesting project in Attapeu Province in Laos is still in effect, and talks are in progress with the local Laos authorities for new terms.

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

Results of Operations for the three and six months ended December 31, 2010 and 2009

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $144,160 for the three months ended December 31, 2010, compared to expenses and a net loss of $284,561 for the three months ended December 31, 2009. We incurred expenses and a net loss in the amount of $380,808 for the six months ended December 31, 2010, compared to expenses and a net loss of $382,572 for the six months ended December 31, 2009. Our expenses during the three and six months ended December 31, 2010 and the three and six months ended December 31, 2009 consisted primarily of professional fees and general and administrative expenses. We have incurred total expenses and a net loss of $4,396,778 from the inception of our current operations through December 31, 2010.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2010, we had current assets in the amount of $270,146 consisting of cash in the amount of $207,812 and prepaid expenses in the amount of $62,334. Our current liabilities as of December 31, 2010 consisted of accounts payable in the amount of $56,904. Thus, we had working capital of $213,242 as of December 31, 2010.

We have incurred cumulative net losses of $4,396,778 since inception of our current operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. We do not anticipate earning revenues until such time that we are into commercial production of our current and/or potential resources properties. We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.  In addition, we can provide no firm assurance that our efforts to commence our proposed bamboo project in Laos will be successful or that our contemplated harvesting operations can be successfully commenced.

Significant additional capital will be required in order to our planned bamboo processing business into full operation.  Management estimates that construction of the physical plant will require approximately $210,000 and an additional $490,000 will be required to undertake full commercial bamboo harvesting operations on our licensed property in Laos. Although we were able to raise additional equity capital in the amount of $300,000 during the quarter ended December 31, 2010, we anticipate that Phase 1 of our development plan will consume nearly all of our capital resources.  Accordingly, in order to undertake full commercial bamboo harvesting operations, we will need to continue raising substantial additional equity capital. Although our efforts to raise additional equity capital are ongoing, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary under to fund the planned bamboo operation, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $4,396,778 since our inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Derek Ivany, and our Chief Financial Officer, Mr. Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2010.

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

On December 3, 2010, we issued 2,000,000 Units to a single purchaser pursuant to Rule 506 under Regulation D for a purchase price of $0.10 per Unit ($200,000). Each unit consisted of one share of common stock and one warrant to purchase one share of common stock for a price of $0.15, exercisable for 24 months.  These shares were offered and sold exclusively to accredited investors and we did not engage in any general solicitation or advertising regarding the shares.

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

Ivany Nguyen, Inc.

Date:	February 14, 2011

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer and Director