Form 10-Q
period 2011-03-31
IVANY NGUYEN, INC.
filed 2011-05-16
CIK 1096555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-27645

Ivany Nguyen, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0258277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7 Ingram Drive, Suite 128, Toronto, Ontario, Canada M6M 2L7
(Address of principal executive offices)

(888) 648-9366 Ext. 2
(Registrant’s telephone number)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,206,877 as of May 10, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2011 and June 30, 2010 (unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2011 and 2010 and period from Inception to March 31, 2011 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) for period from June 30, 2005 to March 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 and period from Inception to March 31, 2011 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

ASSETS

	March 31,	June 30,
	2011	2010

CURRENT ASSETS

Cash	$74,887	$69,461
Prepaid expenses	44,581	-

Total Current Assets	119,468	69,461

EQUIPMENT, net	-	1,266

TOTAL ASSETS	$119,468	$70,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$58,595	$53,422

Total Current Liabilities	58,595	53,422

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	-	-
Common stock; 200,000,000 shares authorized, at $0.001 par value, 44,206,877 and 39,506,877 shares issued and outstanding, respectively	44,207	39,507
Additional paid-in capital	10,963,972	10,391,672
Deficit accumulated during the exploration stage	(10,947,306)	(10,413,874)

Total Stockholders' Equity (Deficit)	60,873	17,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$119,468	$70,727

The accompanying notes are an integral part of these financial statements.

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three Months Ended		For the Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

Exploration	-	-	-	-	170,873
Professional fees	116,878	85,181	458,664	194,839	1,572,776
General and administrative	35,491	11,953	73,502	283,857	2,254,468
Impairment of mining properties	-	-	-	-	545,221
Depreciation	255	505	1,266	1,515	6,064

Total Operating Expenses	152,624	97,639	533,432	480,211	4,549,402

LOSS FROM OPERATIONS	(152,624)	(97,639)	(533,432)	(480,211)	(4,549,402)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(152,624)	(97,639)	(533,432)	(480,211)	(4,549,402)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(152,624)	$(97,639)	$(533,432)	$(480,211)	$(10,947,306)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,206,877	37,477,638	41,943,141	36,980,594

The accompanying notes are an integral part of these financial statements

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Deficit
				Stock	Accumulated	Total
			Additional	Subscription	During the	Stockholders'
	Common Stock		Paid-In	(Receivable)	Exploration	Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$-	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	-	-	-	-	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	-	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	-	-	-	-	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	-	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	-	-	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	-	-	1,278,247

Value of options granted	-	-	1,528,233	-	-	1,528,233

Net loss for the year ended June 30, 2008	-	-	-	-	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	-	(9,029,326)	90,603

Common stock issued for services at $0.91	300,000	300	272,700	-	-	273,000

Common stock issued for exercised options at $0.05 per share	100,000	100	4,900	-	-	5,000

Common stock issued for cash at $0.05 per share	10,200,000	10,200	480,800	19,000	-	510,000

Net loss for the year ended June 30, 2009	-	-	-	-	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for stock subscription payable	380,000	380	18,620	(19,000)	-	-

Common stock issued for cash at $0.05 per share	600,000	600	29,400	-	-	30,000

Common stock issued for exercised options at $0.10 per share	2,250,000	2,250	222,750	-	-	225,000

Common stock issued for services at $0.17 per shared	225,000	225	38,025	-	-	38,250

Fair value of warrants issued for services	-	-	230,000	-	-	230,000

Net loss for the year ended June 30, 2010	-	-	-	-	(863,858)	(863,858)

Balance, June 30, 2010	39,506,877	39,507	10,391,672	-	(10,413,874)	17,305

Common stock issued for services at $0.19 per shared (unaudited)	1,150,000	1,150	220,850	-	-	222,000

Common stock and warrants issued for cash (unaudited)	3,000,000	3,000	297,000	-	-	300,000

Warrants exercised for cash at $0.10 per share (unaudited)	550,000	550	54,450	-	-	55,000

Net loss for the nine months ended March 31, 2011 (unaudited)	-	-	-	-	(533,432)	(533,432)

Balance, March 31, 2011 (unaudited)	44,206,877	$44,207	$10,963,972	$-	$(10,947,306)	$60,873

The accompanying notes are an integral part of these financial statements

IVANY NGUYEN, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine Months Ended		Through
	March 31,		March 31,
	2011	2010	2011
OPERATING ACTIVITIES

Net loss	$(533,432)	$(480,211)	$(10,947,306)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	-	-	6,215,341
Value of options granted	-	-	1,758,233
Common stock issued for services	177,419	-	488,669
Depreciation	1,266	1,515	6,064
Impairment of mining properties	-	-	545,221
Changes in operating assets and liabilities:
Change in accounts payable	5,173	18,577	58,595

Net Cash Used in Operating Activities	(349,574)	(460,119)	(1,875,183)

INVESTING ACTIVITIES

Purchase of mineral properties	-	-	(447,113)
Purchase of computer equipment	-	-	(6,064)

Net Cash Used in Investing Activities	-	-	(453,177)

FINANCING ACTIVITIES

Proceeds from common stock	355,000	245,000	2,403,247
Repayment of notes payable	-	(47,357)	(40,247)
Proceeds from notes payable	-	-	40,247
Repayment to shareholder	-	-	(160,962)
Borrowings from shareholder	-	374	160,962

Net Cash Provided by Financing Activities	355,000	198,017	2,403,247

NET INCREASE (DECREASE) IN CASH	5,426	(262,102)	74,887
CASH AT BEGINNING OF PERIOD	69,461	455,263	-

CASH AT END OF PERIOD	$74,887	$193,161	$74,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral properties	$-	$-	$98,108
Common stock issued for prepaid expenses	72,000	-	72,000

The accompanying notes are an integral part of these financial statements

IVANY NGUYEN, INC.
Notes to the Financial Statements
March 31, 2011 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the nine months ended March 31, 2011 the Company realized a net loss of $533,432 and has incurred an accumulated deficit of $10,947,306.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers.  Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf.  During the nine months ended March 31, 2011 the Company paid $308,581 in combined fees and expense reimbursements to these two officers.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

Preferred stock
The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of March 31, 2011, the Company has no shares of preferred stock issued or outstanding.

Common stock
The authorized common stock is 200,000,000 shares with a par value of $0.001. As of March 31, 2011 and June 30, 2010, 44,206,877 and 39,506,877 shares were issued and outstanding, respectively.

During the year ended June 30, 2007, the Company completed a reverse split on its common stock from 500 shares to 1 share. The reverse stock split is reflected on a retroactive basis.

IVANY NGUYEN, INC.
Notes to the Financial Statements
March 31, 2011 and June 30, 2010

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

During the nine months ended March 31, 2011, the Company issued 550,000 shares of common stock for $55,000 cash to warrant holders upon the exercise of the warrants.  The Company also issued 1,150,000 shares of common stock to consultants for services performed.  The stock was valued at $222,000 based on the average price of $0.19 per share trading price on the dates of issuance.  Of the total $222,000 of stock issued, $72,000 was capitalized as a prepaid expense and will be amortized to professional fees over the one year life of the service contract.  The remaining $150,000 was expensed as professional fees upon issuance.

During the nine months ended March 31, 2011, the Company also issued 3,000,000 shares of common stock with 3,000,000 attached warrants for cash proceeds of $300,000.  The warrants are exercisable for a two year period at an exercise price of $0.15.  The Company valued these warrants using the Black-Scholes valuation model using the assumptions detailed in footnote 7 and attributed a total of $175,226 of the total $300,000 proceeds to the warrants based on their relative fair value.

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

During the nine months ended March 31, 2011 no compensatory common stock purchase options were granted.  During this period the Company issued 3,000,000 warrants in conjunction with common stock sold for cash.  These warrants have a two year life and an exercise price of $0.15.  The Company calculated a relative fair value for these warrants based on a volatility of 380% and a stock price on the date of issuance of $0.12-$0.20.

IVANY NGUYEN, INC.
Notes to the Financial Statements
March 31, 2011 and June 30, 2010

NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock options issued through March 31, 2011 were as follows:
		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2007	-	$-	$-
Granted	2,500,000	0.10	250,000
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2008	2,500,000	0.10	250,000
Exercisable, June 30, 2008	2,500,000	0.10	250,000

Granted	-	-	-
Exercised	100,000	0.01	500
Cancelled	-	-	-
Outstanding, June 30, 2009	2,400,000	0.10	250,500
Exercisable, June 30, 2009	2,400,000	0.10	250,500

Granted	1,000,000	0.20	200,000
Exercised	(2,250,000)	0.10	(225,000)
Cancelled	-	-	-
Outstanding, June 30, 2010	1,150,000	0.20	225,500
Exercisable, June 30, 2010	1,150,000	0.20	225,500

Granted	3,000,000	0.15	450,000
Exercised	(550,000)	0.10	(55,000)
Cancelled	-	-	-
Outstanding, March 31, 2011	3,600,000	$0.17	$620,500
Exercisable, March 31, 2011	3,600,000	$0.17	$620,500

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date these financial statements were issued, and has determined that there are no additional material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

Laos Bamboo Property License

Recently, we have successfully secured provincial approval to proceed with the development of our proposed bamboo project in Attapeu Province in Laos.  In addition, we have been granted approval by the Attapeu Provincial Agency of Land Management to build a factory, storage and nursery facilities on a 20 hectare land parcel located within the industrial zone of the Attapeu Province, pending a capital registration deposit of $210,000 USD. This approval has been granted pursuant to official document no. 0580/QDDD. Furthermore, the Laos federal government has granted our foreign investment license and we have been approved by the Committee of Incentive and Management of Domestic & Foreign Investment as a 100% holder pursuant to Official Document No. 1193-KH-DT.  We have recently submitted additional documentation to the Federal government in Vientenne Lao PDR and are awaiting further approval to conduct a feasibility study and environmental impact study on 5000 hectares in Attapeu, Lao PDR.

The quality of the bamboo is such that we are planning to harvest it for multiple downstream products.  The licensed areas are in close proximity to electrical grids and are accessible by paved roads. Skilled labor can be readily accessed in the nearby local communities where our planned production facilities will be located. Under our arrangements with the government, we had until the November 20, 2010 to open a corporate bank account in Laos and to deposit $210,000, which represents 30% of the $700,000 in total registered capital of our project.   As of May 12, 2011 we have not yet opened a bank account in Laos or deposited the required $210,000.00 dollars. As at May 12, 2011, provincial and federal government approval to proceed with the development of our proposed bamboo harvesting project in Attapeu Province in Laos is still in effect, and talks are in progress with the local Laos authorities for new terms.  After making this initial deposit, we will receive a stamp from the Ministry of Finance and will be able to proceed in using our funds to purchase the equipment needed to build our factory, as well as hiring the necessary labor.  We have broken down our planned factory construction and production goals into two phases.  In Phase 1, we plan on developing operations which will produce bamboo skewers and bamboo chips.  In Phase 2, we plan on expanding our factory and production lines to include a full bamboo flooring line.  In order to satisfy the government requirements regarding our project, we need to conclude Phase 1 and demonstrate our serious intent on producing bamboo in Laos before continuing to Phase 2.

Phase 1 Cost Estimates
Concrete Slab	$12,500.00
Electrical Panel & Grid Connection	$13,500.00
Agricultural Building	$65,000.00
Chipper & Conveyor Line	$75,000.00
Skewer Lines	$15,000.00
Bailing Machine	$3,500.00
Labour	$8,000.00
Office	$10,000.00
Green-House	$3,500.00
Equipment & Supplies	$4,000.00

Total:	$210,000.00

During the quarter ended December 31, 2010, our management was able to raise total additional capital in the amount of $300,000 through a private offering conducted under Rule 506 of Regulation D.  We will need to raise additional funds to enable us to complete Phase 1 of our development plan as set forth above.   As of May 12, 2011 we have not yet opened a bank account in Laos or deposited the required $210,000.00 dollars.  As of May 12, 2011, provincial and federal government approval to proceed with the development of our proposed bamboo harvesting project in Attapeu Province in Laos is still in effect, and talks are in progress with the local Laos authorities for new terms.

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

Results of operations for the three and nine months ended March 31, 2011 and 2010, and for the period from inception through March 31, 2011

We have not earned any revenues since the inception of our current business operations.  We incurred expenses and a net loss in the amount of $152,624 for the three months ended March 31, 2011, compared to expenses and a net loss of $97,639 for the three months ended March 31, 2010. We incurred expenses and a net loss in the amount of $533,432 for the nine months ended March 31, 2011, compared to expenses and a net loss of $480,211 for the nine months ended March 31, 2010. Our expenses during the three and nine months ended March 31, 2011 and the three and nine months ended March 31, 2010 consisted primarily of professional fees and general and administrative expenses. We have incurred total expenses and a net loss of $4,549,402 from the inception of our current operations through March 31, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues.  We anticipate our operating expenses will increase as we continue with our plan of operations

Liquidity and Capital Resources

As of March 31, 2011, we had current assets in the amount of $119,468 consisting of cash in the amount of $74,887 and prepaid expenses in the amount of $44,581. Our current liabilities as of March 31, 2011 consisted of accounts payable in the amount of $58,595. Thus, we had working capital of $60,873 as of March 31, 2011.

We have incurred cumulative net losses of $4,549,402 since inception of our current operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration and development activities. We do not anticipate earning revenues until such time that we are into commercial production of our current and/or potential resources properties. We are presently in the development stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our mineral properties, or if such resources are discovered, that we will enter into commercial production.  In addition, we can provide no firm assurance that our efforts to commence our proposed bamboo project in Laos will be successful or that our contemplated harvesting operations can be successfully commenced.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant exploration activities. We have incurred cumulative net losses of $4,549,402  since our inception of our current operations and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Derek Ivany, and our Chief Financial Officer, Victor Cantore.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

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

Item 4. Removed and Reserved

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

Ivany Nguyen, Inc.

Date:	May 16, 2011

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer and Director

Date:	May 16, 2011

By: /s/ Victor Cantore Victor Cantore Title: Chief Financial Officer, Principal Accounting Officer and Director