Form 10-K
period 2011-06-30
Myriad Interactive Media, Inc.
filed 2011-10-26
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-27645

Myriad Interactive Media, Inc.
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [] No [X]

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $7,641,375 as of December 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 44,206,877 as of October 25, 2011.

1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	21

PART I

Item 1. Business

Principal Place of Business

Our principal offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.

Description of Business

We are a Delaware corporation formed on July 13, 1999. Our principal executive offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7. Our telephone number is 1-888 648-9366 EXT 2. On July 6, 2011, we changed our name to Myriad Interactive Media, Inc. Concurrently with the name change, we shifted our focus to the development of a search engine and social media marketing business. We have formed an interactive marketing team consisting of industry experts in search engine marketing and social media marketing. We plan to manage complex search programs and offer strategic insight into the design, development, launch and maintenance of such programs. In addition, we are focusing on the development of interactive media websites and plan to enter the mobile application market in the near future.

We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth. Our new business venture will earn revenue from marketing campaign development and management, web and media design and development, and interactive application development.

Prior to shifting our focus toward search engine and social media marketing, we were working on the development of a bamboo plantation and harvesting venture in Attapeu province in Laos PDR. In the summer of 2011, a company called Sino Forest in Canada was accused of misrepresenting their operations in the Chinese forestry sector. The negative attention to the industry cased by the Sino Forest scandal caused a significant devaluation in our potential industry peers and competitors in this sector. As a result, we were unable to raise additional funds necessary to continue development of our bamboo project in Laos and were unable to make certain required trust deposits with the provincial government. Due to these developments, we were forced to abandon the project.

Employees

We currently have no employees. We conduct our business largely through agreements with consultants and other independent third party vendors.

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

Item 2. Properties

We currently own a mineral property in Canada know as the Zama Lake Pb-Zn property. The property consists of 6 sections of a metallic permit with each section covering approximately 256 hectares for a total of 1536 hectares located 700 km north northwest of Edmonton Alberta. We are not currently pursuing exploration or development of this property and are in the process of divesting it.

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

Our agent for service of process in Delaware is Corporation Service Company, 2711 Centerville Rd., Suite 400, Wilmington, DE 19808.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2011.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “MYRY.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended June 30, 2011
Quarter Ended	High $	Low $
September 30, 2010	$0.20	$0.15
December 31, 2010	$0.20	$0.06
March 31, 2011	$0.25	$0.14
June 30, 2011	$0.10	$0.022

Fiscal Year Ended June 30, 2010
Quarter Ended	High $	Low $
September 30, 2009	0.40	0.05
December 31, 2009	0.30	0.05
March 31, 2010	0.29	0.15
June 30, 2010	0.23	0.17

On September 26, 2011, the last sales price per share of our common stock was $0.12.

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

Holders of Our Common Stock

As of October 25, 2011, we had 44,206,877 shares of our common stock issued and outstanding, held by 104 shareholders of record, as well as other stockholders who hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On October 18, 2007, our Board of Directors approved the adoption of the 2007 Stock Option Plan of Ivany Mining, Inc. (the “Plan”).  On July 24, 2008, we filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 5,000,000 shares of our common stock, par value $0.001 per share, which may be issued by us upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan.  A copy of the Plan was filed as an exhibit with the Form S-8 on July 24, 2008. Options to purchase total of 5,000,000 shares are currently issued and outstanding under the plan, and there are therefore no remaining shares currently authorized but not awarded under the Plan.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the years ended June 30, 2011 and 2010, and from inception through June 30, 2011

We have not earned any revenues since the inception of our current business operations through June 30, 2011. We incurred operating expenses and net losses in the amount of $540,166 for the year ended June 30, 2011, compared to $863,858 for the year ended June 30, 2010. We have incurred total operating expenses and net losses of $10,954,040 from inception through June 30, 2011. Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $52,953, consisting of cash in the amount of $26,323 and prepaid expenses in the amount of $26,630. As June 30, 2011, we had current liabilities of $65,814, consisting almost entirely of accounts payable. Accordingly, we had a working capital deficit of $12,861. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business. We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth. Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have incurred cumulative net losses of $10,413,874 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2011, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2011 and 2010
F-3	Statements of Operations for the years ended June 30, 2011 and 2010 and period from inception to June 30, 2011
F-4	Statement of Stockholders’ Equity (Deficit) for period from inception to June 30, 2011
F-5	Statements of Cash Flows for the years ended June 30, 2011 and 2010 and period from inception to June 30, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Myriad Interactive Media, Inc.

St. Leonard, Quebec, Canada

We have audited the accompanying balance sheets of Myriad Interactive Media, Inc. (formerly Ivany Nguyen, Inc.), as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from inception through June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myriad Interactive Media, Inc. (formerly Ivany Nguyen, Inc.), as of June 30, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period from inception through June 30, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Myriad Interactive Media, Inc. (formerly Ivany Nguyen, Inc.) will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 24, 2011

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(An Exploration Stage Company)

Balance Sheets

As of June 30, 2011 and 2010

Assets

	June 30,	June 30,
	2011	2010

CURRENT ASSETS
Cash	$26,323	$69,461
Prepaid expenses	26,630	—
Total Current Assets	52,953	69,461

Property and equipment, net	—	1,266

TOTAL ASSETS	$52,953	$70,727

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$65,287	$53,422
Due to shareholder	527	—
Total Current Liabilities	65,814	53,422

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	—	—
Common stock; 200,000,000 shares authorized, at $0.001 par value, 44,206,877 and 39,506,877 shares issued and outstanding, respectively	44,207	39,507
Additional paid-in capital	10,896,972	10,391,672
Deficit accumulated during the exploration stage	(10,954,040)	(10,413,874)

Total Stockholders' Equity (Deficit)	(12,861)	17,305
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$52,953	$70,727

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(An Exploration Stage Company)

Statements of Operations

For the Years Ended June 30, 2011 and 2010

For the Period from Inception through June 30, 2011

	For the Year Ended		From Inception Through
	June 30,		June 30,
	2011	2010	2011

REVENUES	$—	$—	$—

OPERATING EXPENSES

Exploration	—	—	170,873
Professional fees	457,247	645,223	1,571,359
General and administrative	81,653	216,615	2,262,619
Impairment of mining properties	—	—	545,221
Depreciation	1,266	2,020	6,064

Total Operating Expenses	540,166	863,858	4,556,136

LOSS FROM OPERATIONS	(540,166)	(863,858)	(4,556,136)

INCOME TAX EXPENSE	—	—	—

LOSS FROM CONTINUING OPERATIONS	(540,166)	(863,858)	(4,556,136)

DISCONTINUED OPERATIONS	—	—	(6,397,904)

NET LOSS	$(540,166)	$(863,858)	$(10,954,040)

BASIC LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	42,661,822	36,980,594

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(An Exploration Stage Company)

Statement of Stockholders' Equity (Deficit)

As of June 30, 2011

					Deficit
				Stock	Accumulated	Total
			Additional	Subscription	During the	Stockholders'
	Common Stock		Paid-In	(Receivable)	Exploration	Equity
	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, June 30, 2005	246,032	$246	$6,215,095	$—	$(6,330,697)	$(115,356)

Net loss for the year ended June 30, 2006	—	—	—	—	(28,518)	(28,518)

Balance, June 30, 2006	246,032	246	6,215,095	—	(6,359,215)	(143,874)

Net loss for the year ended June 30, 2007	—	—	—	—	(38,689)	(38,689)

Balance, June 30, 2007	246,032	246	6,215,095	—	(6,397,904)	(182,563)

Mineral properties acquired for common stock	20,150,000	20,150	77,958	—	—	98,108

Common stock issued for cash	5,055,845	5,056	1,273,191	—	—	1,278,247

Value of options granted	—	—	1,528,233	—	—	1,528,233

Net loss for the year ended June 30, 2008	—	—	—	—	(2,631,422)	(2,631,422)

Balance, June 30, 2008	25,451,877	25,452	9,094,477	—	(9,029,326)	90,603

Common stock issued for services at $0.91 per share	300,000	300	272,700	—	—	273,000

Common stock issued for exercised options at $0.05 per share	100,000	100	4,900	—	—	5,000

Common stock issued for cash at $0.05 per share	10,200,000	10,200	480,800	19,000	—	510,000

Net loss for the year ended June 30, 2009	—	—	—	—	(520,690)	(520,690)

Balance, June 30, 2009	36,051,877	36,052	9,852,877	19,000	(9,550,016)	357,913

Common stock issued for stock subscription receivable at $0.05 per share	380,000	380	18,620	(19,000)	—	—

Common stock issued for cash at $0.05 per share	600,000	600	29,400	—	—	30,000

Common stock issued for exercised options at $0.10 per share	2,250,000	2,250	222,750	—	—	225,000

Common stock issued for services at $0.17 per share	225,000	225	38,025	—	—	38,250

Fair value of warrants issued for services	—	—	230,000	—	—	230,000

Net loss for the year ended June 30, 2010	—	—	—	—	(863,858)	(863,858)

Balance, June 30, 2010	39,506,877	39,507	10,391,672	—	(10,413,874)	17,305

Common stock issued for services at $0.20 per share	400,000	400	79,600	—	—	80,000

Common stock issued for services at $0.10 per share	750,000	750	74,250	—	—	75,000

Common stock issued for cash at $0.10 per share	3,000,000	3,000	297,000	—	—	300,000

Warrants exercised for cash at $0.10 per share	550,000	550	54,450	—	—	55,000

Net loss for the year ended June 30, 2011	—	—	—	—	(540,166)	(540,166)

Balance, June 30, 2011	44,206,877	$44,207	$10,896,972	$—	$(10,954,040)	$(12,861)

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(A Development Stage Company)

Statements of Cash Flows

For the Years Ended June 30, 2011 and 2010

For the Period from Inception through June 30, 2011

	For the Year Ended		From Inception Through
	June 30,		June 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss for the period	$(540,166)	$(863,858)	$(10,954,040)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discountinued operations	—	—	6,215,341
Value of options granted	—	230,000	1,758,233
Common stock issued for services	155,000	38,250	466,250
Depreciation	1,266	2,020	6,064
Impairment of mining properties	—	—	545,221
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(26,630)	0	(26,630)
Increase (decrease) in accounts payable	11,865	(231)	65,287
Increase in due to shareholder	527	—	527
Net Cash Used in Operating Activities	(398,138)	(593,819)	(1,923,747)

INVESTING ACTIVITIES
Purchase of mineral properties	—	—	(447,113)
Purchase of computer equipment	—	—	(6,064)
Net Cash Used in Investing Activities	—	—	(453,177)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	355,000	255,000	2,403,247
Repayment of notes payable	—	—	(40,247)
Proceeds from notes payable	—	—	40,247
Repayment to shareholder	—	(46,983)	(160,962)
Borrowings from shareholder	—	—	160,962
Net Cash Provided by Financing Activities	355,000	208,017	2,403,247

NET INCREASE (DECREASE) IN CASH	(43,138)	(385,802)	26,323
CASH AT BEGINNING OF PERIOD	69,461	455,263	—
CASH AT END OF PERIOD	$26,323	$69,461	$26,323

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for mineral properties	$—	$—	$98,108
Common stock issued for prepaid expenses	72,000	—	72,000

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business

Myriad Interactive Media, Inc. (Fka Ivany Mining, Inc.) (referred to as the “Company”) was previously involved in the e-business industry. It provided end-to-end, e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet). As of June 30, 2007 the Company determined to focus on the strategic acquisition and development of uranium, diamond, base metals, and precious metals properties on a worldwide basis. Accordingly, it was reclassified as an exploration stage company and its prior operations were reclassified to discontinued operations.

History

The Company was incorporated in Nevada on April 23, 1990, as Investor Club of the United States. The name was changed to Noble Financing Group Inc. (in 1992), then to Newman Energy Technologies Incorporated (1998), then World Star Asia, Inc. (1998), Comgen Corp. (1998) and then to Planet411.com Corporation on February 11, 1999 to reflect its then current business objectives. Planet411.com Inc. was incorporated on July 13, 1999. Planet411.com Corporation was merged with and into Planet411.com Inc. (referred to as the “Company”) on October 6, 1999 for the sole purpose of changing the Company's jurisdiction of incorporation to Delaware. On July 18, 2007, the Company filed a Certificate of Merger with the Secretary of State of Delaware in order to effectuate a merger whereby the Company (as Planet411.com Inc.) would merge with its wholly-owned subsidiary, Ivany Mining Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger, which became effective as of July 18, 2007, was completed pursuant to Section Title 8, Section 251(c) of the Delaware General Corporation Law. Upon completion of this merger, the Company's name was changed to "Ivany Mining Inc." and the Company's Articles of Incorporation have been amended to reflect this name change. On February 16, 2010 the Company’s name was changed to Ivany Nguyen, Inc. On July 6, 2011 the Company’s name was changed to Myriad Interactive Media, Inc.

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

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2010 financial statements have been reclassified to conform to the presentation in the June 30, 2011 financial statements.

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

 MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

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

Revenue Recognition Policy

The Company will determine its revenue recognition policies upon commencement of its principle operations.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	June 30, 2011	June 30, 2010
Income tax expense at statutory rate	$(210,665)	$(336,905)
Common stock issued for services	50,064	14,918
Fair value of stock options issued for services	—	89,700
Valuation allowance	160,601	232,287
Income tax expense per books	$—	$—

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

Net deferred tax assets consist of the following components as of:

	June 30, 2011	June 30, 2010
NOL carryover	$3,414,912	$3,254,312
Valuation allowance	(3,414,912)	(3,254,312)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $8,756,187 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements of operations or cash flows.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers. Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf. During the years ended June 30, 2011 and 2010 the Company paid $320,587 and $296,929 in combined fees and expense reimbursements to these two officers.

The Company has an amount due to a shareholder of $527 as of June, 30, 2011. The amount is for the reimbursement of expenses paid for by the shareholder.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

Note 4 – Property and Equipment

The Company’s property and equipment are comprised of the following on June 30, 2011 and 2010:

	2011	2010
Computer Equipment	$6,064	$6,064
Accumulated Depreciation	(6,064)	(4,798)
Net Property and Equipment	$—	$1,266

Depreciation expense for the years ended June 30, 2011 and 2010 was $1,266 and $2,020, respectively.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2011, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2011 and 2010, 44,206,877 and 39,506,877 shares were issued and outstanding, respectively.

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

During the year ended June 30, 2011, the Company issued 550,000 shares of common stock for $55,000 cash to warrant holders upon the exercise of the warrants. The Company also issued 750,000 shares of common stock to a consultant for services performed. The stock was valued at $75,000 based on the per share trading price on the grant date. The Company also issued 400,000 shares of common stock to two consultants for consulting services to be provided over a term of one year. The stock was valued at $80,000 based on the per share trading price on the grant date. The services are being expensed over the twelve month contract. The remaining balance of the prepaid consulting fees was $26,630 as of June 30, 2011. During the year ended June 30, 2011, the Company also issued 3,000,000 shares of common stock with 3,000,000 attached warrants for cash proceeds of $300,000. The warrants are exercisable for a two year period at an exercise price of $0.15. The Company valued these warrants using the Black-Scholes valuation model using the assumptions detailed in footnote 7 and attributed a total of $148,377 of the total $300,000 proceeds to the warrants based on their relative fair value.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

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

On July 14, 2010, the Company’s board of directors adopted a resolution abandoning the Company’s interests in two sets of mineral claims known as the Temiscamingue property and the Mont Laurier properties, respectively.  The book value of these mining claims had previously been written-down to $-0- during the fiscal year ended June 30, 2009.  After a review of the mineral prospects, exploration budgets, and other information regarding these mineral claims, as well as a review of the Corporation’s financial resources and business development priorities, the Company’s board of directors determined that it was in the best interest of the Company to focus its mineral exploration efforts on its other mining claims.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

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

During the years ended June 30, 2011 and 2010, the estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses was determined using the Black-Scholes pricing model and the following assumptions: expected term of 2-5 years, a risk free interest rate of 2.05-3.35%, a dividend yield of 0% and volatility of 90-907%. The amount of the expense charged to operations for compensatory options and warrants granted in exchange for services was $1,758,233.

During the year ended June 30, 2011 no compensatory common stock purchase options were granted. On October 17, 2010, the Company issued 1,000,000 warrants in conjunction with common stock sold for cash. These warrants have a two year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 142%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.20.

Additionally, on December 3, 2010, the Company issued 2,000,000 warrants in conjunction with common stock sold for cash. These warrants have a two year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 147%, a risk-free interest rate of .49% and a stock price on the date of issuance of $0.12.

Changes in stock options during the years ended June 30, 2011 and 2010 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2009	2,400,000	$0.10	$240,000
Exercisable, June 30, 2009	2,400,000	0.10	240,000

Granted	1,000,000	0.20	200,000
Exercised	—	—	—
Cancelled	(2,400,000)	0.10	(240,000)
Outstanding, June 30, 2010	1,000,000	0.20	200,000
Exercisable, June 30, 2010	1,000,000	0.20	200,000

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2011	1,000,000	$0.20	$200,000
Exercisable, June 30, 2011	1,000,000	$0.20	$200,000

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 7 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock purchase warrants during the years ended June 30, 2011 and 2010 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2009	5,055,845	0.25	$1,278,247
Exercisable, June 30, 2009	5,055,845	0.25	1,278,247

Granted	23,819,613	0.10	2,381,961
Exercised	(2,250,000)	0.10	(225,000)
Cancelled	(5,055,845)	0.25	(1,278,247)
Outstanding, June 30, 2010	21,569,613	0.10	2,156,961
Exercisable, June 30, 2010	21,569,613	0.10	2,156,961

Granted	3,000,000	0.15	150,000
Exercised	(550,000)	0.10	(55,000)
Cancelled	—	—	—
Outstanding, June 30, 2011	24,019,613	$0.11	$2,551,961
Exercisable, June 30, 2011	25,019,613	$0.11	$2,551,961

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

On June 21, 2010 the Company entered into a consulting agreement with a third party wherein the Company agreed to pay EUR 5,000 per month in exchange for consulting services. This agreement was effective through June 21, 2011.

NOTE 9 – SUBSEQUENT EVENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp., pursuant to DGCL §253(a).  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”

The Company has analyzed its operations subsequent to June 30, 2011 through the date of this report and has determined that there are no additional material subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2011.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 6, 2010 are as follows:

Name	Age	Position(s) and Office(s) Held
Derek Ivany	28	President, Chief Executive Officer, Chief Financial Officer, and Director
Leandro Dumlao	35	Director
Hercules Galang	37	Director

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

Leandro Dumlao. Mr. Dumlao was appointed as a Director on July 29, 2011. He has been specializing in the area of search engine optimization (SEO) and search engine marketing (SEM) for the last 8 years, where most recently he developed the entire media program and strategy for FanXchange, where he served as Senior Manager. Mr. Dumlao has also built and managed the online marketing strategy and design architecture for Hewlett Packard Canada and has managed various projects as creative lead for several technology firms over the last 9 years.

Hercules Galang. Mr. Galang was appointed as a Director on July 29, 2011. He has worked for TD Bank for the last 17 years. At TD Bank, he worked his way up from an entry level position to Financial Planner for TD Waterhouse. Thereafter, he has continued at TD Bank as a Mortgage Specialist, a position in which he has won the Gold Club membership 3 years in a row, Platinum Club member for 2 years in a row, and presently holds the Paragon Sales Award representing the top 2% in all of Canada. In 2010, Mr. Galang completed over $86 million in booked mortgage volume.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

For the fiscal year ending June 30, 2011, the board of directors:

  Reviewed and discussed the audited financial statements with management, and

  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2011 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Derek Ivany	0	0	0
Victor Cantore, former officer and director	0	0	0
Sam Nguyen, former officer and director	0	0	0

Code of Ethics

As of June 30, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

We have a consulting agreement with our Chief Executive Officer, Derek Ivany. The consulting agreement provides for a monthly stipend $6,000 plus reimbursement of expenses incurred, with any additional compensation to be paid in the discretion of the company. The goal of this arrangement is to provide the officer principally responsible for our operations such compensation for his time and efforts as is appropriate in light of our currently limited capital resources and relatively early stage of business development.

On July 29, 2011, under the terms of the 2007 Stock Option Plan, we awarded each of our newly-appointed directors, Leandro Dumlao and Hercules Galang, immediately vested options to purchase 1,500,000 shares of our common stock at an exercise price of $0.10 per share. These options are exercisable for a period of two years. The issuance of these options was intended to provide a balance of incentives for our officers by providing the potential for net value to the officers upon an immediate increase in the value of the company, while also allowing an opportunity for the officers to earn greater value by way of a larger and sustained increase in the value of the company over time. We may consider additional options issues during the current fiscal year.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, President, CEO, CFO and director	2011 2010	72,000 72,000	0 0	0 0	0 0	0 0	0 0	0 0	72,000 72,000
Victor Cantore, former CFO and director	2011 2010	72,000 72,000	0 0	0 0	0 0	0 0	0 0	0 0	72,000 72,000
Sam Nguyen, former V.P. and director	2011 2010	0 10,000	0 0	0 0	0 0	0 0	0 0	0 0	0 10,000

Narrative Disclosure to the Summary Compensation Table

Per their consulting agreements with the Company, our Chief Executive Officer, Derek Ivany, and our former Chief Financial Officer, Victor Cantore, were paid cash compensation of $72,000 each during the fiscal year ended June 30, 2011, exclusive of reimbursement of expenses incurred by these officers.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	0	0	0	n/a	n/a	0	0	0	0
Victor Cantore, former officer	0	0	0	n/a	n/a	0	0	0	0
Sam Nguyen, former officer	0	0	0	n/a	n/a	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	72,000	0	0	0	0	0	72,000
Victor Cantore, former director	72,000	0	0	0	0	0	72,000
Sam Nguyen, former director	0	0	0	0	0	0	10,000
Leandro Dumlao	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Hercules Galang	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any compensation from the Company for their service as members of the Board of Directors of the Company. The figures above reflect compensation received in their capacities as employees and/or named executive officers.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the period ended June 30, 2011. As discussed above, after the end of the fiscal year on June 30, 2011, we awarded certain options to our two newly-appointed directors, Leandro Dumlao and Hercules Galang.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 21, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 44,206,877 shares of common stock issued and outstanding on September 21, 2011.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 16 Spears St. Toronto Ontario M6N 3X7 Canada	6,000,000(1)	13.57%
Common	Leandro Dumlao 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	1,500,000(2)	3.39%
Common	Hercules Galang 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	1,500,000(3)	3.39%
Common	Total all executive officers and directors	9,000,000	20.35%

Common	5% Shareholders
Common	Firebird Global Master Fund, Ltd. c/o Trident Trust Company (Cayman) Limited 1 Capital Place, P.O. Box 847 Grand Cayman, Cayman Islands FGS Advisors, LLC, Investment Manager	20,000,000(4)	50.62%
Common	Arclight Capital, LLC 2062 Troon Drive Henderson, NV 89074 Andrew C. Burton, Managing Member	6,291,552(5)	14.23%
Common	Spectra Capital Management, LLC 595 Madison Avenue, 37th Floor New York, NY 10022 Gregory I. Porges, Managing Member Andrew C. Burton, Manager	6,369,495(6)	14.41%
Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5	5,104,001	11.56%
Common	Sam Nguyen 50 Noble St. Markham, Ontario L3R 8G1	4,000,000	9.05%
Common	Anna Giglio 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	3,000,000	6.79%

(1) Included in the calculation of the beneficial ownership for Mr. Ivany are 5,000,000 shares held in the name of Macquarie Private Wealth, Inc.

(2) Included in the calculation of the beneficial ownership for Mr. Dumlao are options to purchase 1,500,000 shares of common stock at an exercise price of $0.10. These options are immediately exercisable and expire on July 29, 2013.

(3) Included in the calculation of the beneficial ownership for Mr. Galang are options to purchase 1,500,000 shares of common stock at an exercise price of $0.10. These options are immediately exercisable and expire on July 29, 2013.

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

4. We have consulting agreements with our Chief Executive Officer, Derek Ivany. The consulting agreement provides for a monthly stipend $6,000, with any additional compensation to be paid in the discretion of the company. This agreement is filed herewith as Exhibit 10.1.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$10,200	$0	$0	$0
2010	$9,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
10.1	Business Consulting Agreement – Derek Ivany
10.2	Stock Option Agreement with Leandro Dumlao
10.3	Stock Option Agreement with Hercules Galang
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Myriad Interactive Media, Inc.

By:	/s/ Derek Ivany
Derek Ivany President, Chief Executive Officer, Chief Financial Officer, and Director

October 26, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Derek Ivany
Derek Ivany President, Chief Executive Officer, Chief Financial Officer and Director

October 26, 2011

By:	/s/ Leandro Dumlao
Leandro Dumlao, Director

October 26, 2011

By:	/s/ Hercules Galang

Hercules Galang, Director
October 26, 2011

