Form 10-Q
period 2011-09-30
Myriad Interactive Media, Inc.
filed 2011-11-17
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,306,877 as of November 15, 2011.

Page

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3:	Quantitative and Qualitative Disclosures About Market Risk
Item 4:	Controls and Procedures

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings
Item 1A:	Risk Factors
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3:	Defaults Upon Senior Securities
Item 4:	(Removed and Reserved)
Item 5:	Other Information
Item 6:	Exhibits
2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of September 30, 2011 (unaudited) and June 30, 2011
F-2	Statements of Operations for the three months ended September 30, 2011 and 2010 and period from Inception to September 30, 2011 (unaudited)
F-3	Statements of Cash Flows for the three months ended September 30, 2011 and 2010 and period from Inception to September 30, 2011 (unaudited)
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(An Exploration Stage Company)

Balance Sheets

ASSETS
	September 30,	June 30,
	2011	2011
	(unaudited)
CURRENT ASSETS

Cash	$7,783	$26,323
Prepaid expenses	8,482	26,630

Total Current Assets	16,265	52,953

EQUIPMENT, net	—	—

TOTAL ASSETS	$16,265	$52,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$80,078	$65,287
Due to shareholder	987	527

Total Current Liabilities	81,065	65,814

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	—	—
Common stock; 200,000,000 shares authorized, at $0.001 par value, 44,206,877 shares issued and outstanding, respectively	44,207	44,207
Additional paid-in capital	10,896,972	10,896,972
Deficit accumulated during the exploration stage	(11,005,979)	(10,954,040)

Total Stockholders' Equity (Deficit)	(64,800)	(12,861)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,265	$52,953

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(An Exploration Stage Company)

Statements of Operations

(unaudited)

			From Inception
	For the Three Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
REVENUES	$3,169	$—	$3,169
OPERATING EXPENSES
Exploration	—	—	170,873
Professional fees	44,441	217,364	1,615,800
General and administrative	10,667	18,779	2,273,286
Impairment of mining properties	—	—	545,221
Depreciation	—	505	6,064
Total Operating Expenses	55,108	236,648	4,611,244
LOSS FROM OPERATIONS	(51,939)	(236,648)	(4,608,075)
INCOME TAX EXPENSE	—	—	—
LOSS FROM CONTINUING OPERATIONS	(51,939)	(236,648)	(4,608,075)
DISCONTINUED OPERATIONS	—	—	(6,397,904)
NET LOSS	$(51,939)	$(236,648)	$(11,005,979)
BASIC LOSS PER SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,206,877	39,809,075

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			From Inception
	For the Three Months Ended		Through
	September 30,		September 30,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(51,939)	$(236,648)	$(11,005,979)
Adjustments to reconcile net loss to net cash used by operating activities:
Discountinued operations	—	—	6,215,341
Value of options granted	—	—	1,758,233
Common stock issued for services	—	150,000	466,250
Depreciation	—	506	6,064
Impairment of mining properties	—	—	545,221
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	18,148	—	(8,942)
Due to shareholders	460	—	987
Increase (decrease) in accounts payable	14,791	(13,811)	80,538
Net Cash Used in Operating Activities	(18,540)	(99,953)	(1,942,287)
INVESTING ACTIVITIES
Purchase of mineral properties	—	—	(447,113)
Purchase of computer equipment	—	—	(6,064)
Net Cash Used in Investing Activities	—	—	(453,177)
FINANCING ACTIVITIES
Proceeds from common stock	—	55,000	2,403,247
Repayment of notes payable	—	—	(40,247)
Proceeds from notes payable	—	—	40,247
Repayment to shareholder	—	—	(160,962)
Borrowings from shareholder	—	—	160,962
Net Cash Provided by Financing Activities	—	55,000	2,403,247
NET INCREASE (DECREASE) IN CASH	(18,540)	(44,953)	7,783
CASH AT BEGINNING OF PERIOD	26,323	69,461	—
CASH AT END OF PERIOD	$7,783	$24,508	$7,783
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral properties	$—	$—	$98,108
Common stock issued for prepaid expenses	—	—	72,000

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

September 30, 2011 and June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp.  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended June 30, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended September 30, 2011, the Company realized a net loss of $51,939 and has incurred an accumulated deficit of $11,005,979. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers. Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf. During the three months ended September 30, 2011 the Company paid $30,148 in combined fees and expense reimbursements to these two officers.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of September 30, 2011, the Company has no shares of preferred stock issued or outstanding.

NOTE 4 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of September 30, 2011, 44,206,877 shares were issued and outstanding, respectively.

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

NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

Changes in stock purchase warrants issued through September 30, 2011 were as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2009	2,400,000	0.10	$240,000
Exercisable, June 30, 2009	2,400,000	0.10	240,000

Granted	—	—	—
Exercised	1,000,000	0.20	200,000
Cancelled	(2,400,000)	0.10	(240,000)
Outstanding, June 30, 2010	1,000,000	0.20	200,000
Exercisable, June 30, 2010	1,000,000	0.20	200,000

Granted	1,000,000	0.20	200,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2011	1,000,000	0.20	200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, September 30, 2011	1,000,000	$0.20	$200,000
Exercisable, September 30, 2011	1,000,000	$0.20	$200,000

NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock purchase warrants during the years ended June 30, 2011 and 2010 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Warrants	Price	Exercised
Outstanding, June 30, 2009	5,055,845	0.25	$1,278,247
Exercisable, June 30, 2009	5,055,845	0.25	1,278,247

Granted	23,819,613	0.10	2,381,961
Exercised	(2,250,000)	0.10	(225,000)
Cancelled	(5,055,845)	0.25	(1,278,247)
Outstanding, June 30, 2010	21,569,613	0.10	2,156,961
Exercisable, June 30, 2010	21,569,613	0.10	2,156,961

Granted	3,000,000	0.15	150,000
Exercised	(550,000)	0.15	(55,000)
Cancelled	—	0.10	—
Outstanding, June 30, 2011	24,019,613	0.11	2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, September 30, 2011	24,019,613	$0.11	$2,551,961
Exercisable, September 30, 2011	24,019,613	$0.11	$2,551,961

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

4

Results of operations for the three months ended September 30, 2011 and 2010, and for the period from inception through September 30, 2011

During the three months ended September 30, 2011, we earned revenue of $3,169. We incurred expenses in the amount of $51,939 for the three months ended September 30, 2011, resulting in a net loss for the quarter of $51,939. By comparison, we earned no revenue and had expenses and a net loss of $236,648 for the three months ended September 30, 2010. Our expenses during the three months ended September 30, 2011 and the three months ended September 30, 2010 consisted primarily of professional fees and general and administrative expenses. We have incurred total expenses and a net loss of $4,608,075 from the inception of our current operations through September 30, 2011.

Our losses are attributable to operating expenses together with a lack of any revenues. We anticipate our operating expenses will increase as we continue with our plan of operations

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $16,625, consisting of cash in the amount of $7,783 and prepaid expenses in the amount of $8,482. As September 30, 2011, we had currently liabilities of $81,605, consisting almost entirely of accounts payable. Accordingly, we had a working capital deficit of $64,980. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business. We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth. Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have incurred cumulative net losses of $11,005,979 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

6

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

7

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myriad Interactive Media, Inc.

Date:	November 15, 2011

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

8