Form 10-Q
period 2011-12-31
Myriad Interactive Media, Inc.
filed 2012-02-14
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

(888) 648-9366 Ext. 2
(Registrant’s telephone number)

______________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 44,306,877 as of February 10, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2011 and June 30, 2011(unaudited);
F-2	Statements of Operations for the three and six months ended December, 2011 and 2010 and period from Inception to December, 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and period from Inception to December 31, 2011 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(A Development Stage Company)

Balance Sheets (Unaudited)

ASSETS

	December 31,	June 30,
	2011	2011

CURRENT ASSETS

Cash	$596	$26,323
Prepaid expenses	—	26,630

Total Current Assets	596	52,953

EQUIPMENT, net	—	—

TOTAL ASSETS	$596	$52,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$78,184	$65,287
Due to shareholder	—	527

Total Current Liabilities	78,184	65,814

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized, at $0.001 par value, none issued or outstanding and outstanding	—	—
Common stock; 200,000,000 shares authorized, at $0.001 par value, 44,306,877 and 44,206,877 shares issued and outstanding, respectively	44,307	44,207
Additional paid-in capital	10,906,872	10,896,972
Deficit accumulated during the exploration stage	(11,028,767)	(10,954,040)

Total Stockholders' Equity (Deficit)	(77,588)	(12,861)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$596	$52,953

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(A Development Stage Company)

Statements of Operations (Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		Through
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011
REVENUES	$1,593	$—	$4,762	$—	$4,762
OPERATING EXPENSES
Exploration	—	—	—	—	170,873
Professional fees	12,382	124,422	56,823	341,786	1,628,182
General and administrative	11,999	19,232	22,666	38,011	2,285,285
Impairment of mining properties	—	—	—	—	545,221
Depreciation	—	506	—	1,011	6,064
Total Operating Expenses	24,381	144,160	79,489	380,808	4,635,625
LOSS FROM OPERATIONS	(22,788)	(144,160)	(74,727)	(380,808)	(4,630,863)
INCOME TAX EXPENSE	—	—	—	—	—
LOSS FROM CONTINUING OPERATIONS	(22,788)	(144,160)	(74,727)	(380,808)	(4,630,863)
DISCONTINUED OPERATIONS	—	—	—	—	(6,397,904)
NET LOSS	$(22,788)	$(144,160)	$(74,727)	$(380,808)	$(11,028,767)
BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	44,273,910	42,230,790	44,240,210	41,026,549

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(FKA IVANY NGUYEN, INC.)

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

			From Inception
	For the Six Months Ended		Through
	December 31,		December 31,
	2011	2010	2011
OPERATING ACTIVITIES
Net loss	$(74,727)	$(380,808)	$(11,028,767)
Adjustments to reconcile net loss to net cash used by operating activities:
Discontinued operations	—	—	6,215,341
Value of options granted	—	—	1,758,233
Common stock issued for services	—	159,666	466,250
Depreciation	—	1,011	6,064
Impairment of mining properties	—	—	545,221
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	26,630	—	—
Increase (decrease) in accounts payable	12,370	—	77,657
Increase (decrease) in due to shareholder	—	3,482	527
Net Cash Used in Operating Activities	(35,727)	(216,649)	(1,959,474)
INVESTING ACTIVITIES
Purchase of mineral properties	—	—	(447,113)
Purchase of computer equipment	—	—	(6,064)
Net Cash Used in Investing Activities	—	—	(453,177)
FINANCING ACTIVITIES
Proceeds from common stock	10,000	355,000	2,413,247
Repayment of notes payable	—	—	(40,247)
Proceeds from notes payable	—	—	40,247
Repayment to shareholder	—	—	(160,962)
Borrowings from shareholder	—	160,962
Net Cash Provided by Financing Activities	10,000	355,000	2,413,247
NET INCREASE (DECREASE) IN CASH	(25,727)	138,351	596
CASH AT BEGINNING OF PERIOD	26,323	69,461	—
CASH AT END OF PERIOD	$596	$207,812	$596
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION CASH PAID FOR:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—
NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral properties	$—	$—	$98,108
Common stock issued for prepaid expenses	$—	$—	$72,000

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

December 31, 2011 and June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp.  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended December 31, 2011 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended December 31, 2011 the Company realized a net loss of $74,727 and has incurred an accumulated deficit of $11,028,767. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers. Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf. During the six months ended December 31, 2011 the Company paid $38,630 in combined fees and expense reimbursements to these two officers.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of December 31, 2011, the Company has no shares of preferred stock issued or outstanding.

Common stock
The authorized common stock is 200,000,000 shares with a par value of $0.001. As of December 31, 2011, 44,306,877 shares were issued and outstanding.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

December 31, 2011 and June 30, 2011

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

During the six months ended December 31, 2011, the Company issued 100,000 shares of common stock for $10,000 cash and 100,000 stock purchase warrants exercisable at $0.11 per share.

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

December 31, 2011 and June 30, 2011

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

Changes in stock options issued through December 31, 2011 were as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2009	2,400,000	0.10	$240,000
Exercisable, June 30, 2009	2,400,000	0.10	240,000

Granted	—	—	—
Exercised	1,000,000	0.20	200,000
Cancelled	(2,400,000)	0.10	(240,000)
Outstanding, June 30, 2010	1,000,000	0.20	200,000
Exercisable, June 30, 2010	1,000,000	0.20	200,000

Granted	1,000,000	0.20	200,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2011	1,000,000	0.20	200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, December 31, 2011	1,000,000	$0.20	$200,000
Exercisable, December 31, 2011	1,000,000	$0.20	$200,000

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

December 31, 2011 and June 30, 2011

NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock purchase warrants issued through December 31, 2011 were as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Warrants	Price	Exercised
Outstanding, June 30, 2009	5,055,845	0.25	$1,278,247
Exercisable, June 30, 2009	5,055,845	0.25	1,278,247

Granted	23,819,613	0.10	2,381,961
Exercised	(2,250,000)	0.10	(225,000)
Cancelled	(5,055,845)	0.25	(1,278,247)
Outstanding, June 30, 2010	21,569,613	0.10	2,156,961
Exercisable, June 30, 2010	21,569,613	0.10	2,156,961

Granted	3,000,000	0.15	450,000
Exercised	(550,000)	0.15	(55,000)
Cancelled	—	0.10	—
Outstanding, June 30, 2011	24,019,613	0.11	2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961

Granted	100,000	0.15	15,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, December 31, 2011	24,119,613	$0.11	$2,566,961
Exercisable, December 31, 2011	24,119,613	$0.11	$2,566,961

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

Deal Aggregator Platform – CuponCidade.Com

We have developed an in-house daily deal aggregator web application for the Brazilian market called CuponCidade or “Coupon City.” The platform is a sophisticated application that tracks all of the daily deals in Brazil offered by daily deal sites like Groupon, PeixeUrbano and Groupalia. We track these deals by using both application programming interface (“API”) and parsing technology. Daily deals are run through our databases and are presented on our website to subscribers whom are using our deal filtering technology to source daily deals of particular interest. Our platform aggregates thousands of deals from every credible daily deal website in Brazil. Instead of checking every single website on a daily basis, users have the option to use our easy-to-use service and to track all of their deals on our website. When a user wants to purchase a deal, they are re-directed to the deal originating website for the final purchase. We receive referral commissions on daily deal sites that offer

API access and commission services. For those sites that do not provide API’s, we do not receive any commissions.

By tracking all of the daily deal sites, we are able to compile valuable data reports on the entire daily deal industry in Brazil. We plan to introduce our own deals in the future which we believe will generate revenue for the company. We therefore believe it is essential to fully understand the market, what sells and what doesn’t and, most importantly, to build a relevant purchasing audience. For this reason, we are currently offering our aggregator platform for free.

CuponCidade.com is currently fully operational and has several unique features. We offer a deal map which tracks all of the daily deals in every major city in Brazil. Users can view the map and track deals that are in close proximity to their location. This is a valuable tool for people who are looking for deals close to work, school or home. We also offer filtering by category, which allows users can track specific deal categories. For users who only want restaurant deals and are not interested in any other offers, for example, the users can simply select “restaurants” and uncheck the other categories. The user will then instantly have the ability to scour through all of the active restaurant deals. Our platform also offers users the option to receive a daily deal email based on their selected categories.

We are currently developing additional technology which will take our platform mobile. As our focus is on emerging markets, we believe it is essential to offer this technology as more people in our current markets own mobile phones than they do printers. We plan to unveil electronic barcodes for our own daily deal offers and offer other unique services which are currently in the development stage.

We will require significant additional capital to execute on our planned expansion and continued development of our deal aggregator business. Our development budget for this line of business over the course of the next eighteen months is as follows:

Brazil – Phase 1 “Aggregator Roll-Out” 1 – 6 Months

Print / Radio Marketing	$200,000
Daily Deal Integration	$50,000
Social Media Marketing	$50,000
Travel & Meetings	$25,000
Office & Hosting	$25,000
Management & Consulting	$100,000

Total:	$500,000

Brazil – Phase 2 “Daily Deal Roll Out” 6 – 18 Months

Print / Radio Marketing	$250,000
Daily Deal Sales Teams	$250,000
Social Media Marketing	$500,000
Travel	$100,000
Office & Hosting	$100,000
Management & Consulting	$250,000
Maintenance & Development	$550,000

Total:	$2,000,000

Social Media Marketing

We currently have a team of 10 commission-based employees working on development of social media marketing campaigns. At this time, we are in talks with potential customers for various social media marketing campaigns. We have the ability to build and structure marketing campaigns for Facebook, Twitter and Google Plus. We can perform a comprehensive analysis on the customer’s target audience and utilize best practices in creating and launching social media campaigns. The most common campaigns we plan to conduct will be for the purpose of increasing brand recognition and driving user engagement.

Search Engine Marketing

Myriad Interactive Media Inc. is a recognized search firm with Google. We structure high quality adwords campaigns. Utilizing a best practice approach in developing these campaigns is of the upmost importance. Our search experts have developed a unique formula in analyzing and optimizing campaigns. By using key performance indicators and common benchmarks in conjunction with other metrics, we are able to successfully manage complex campaigns while driving costs and increasing leads.

Our search engine marketing campaigns do not require any further investment at this time. We are currently generating revenue from these activities. We charge a 20% fee for the design, implementation and management of these search campaigns.

Website Development

We have a separate team of 4 employees working on website development and web architecture. Our team is proficient in all programming languages, including the Microsoft .NET framework. Our team can build complete web solutions from scratch, including graphic design and CSS coding. Our web development division is currently producing several projects for the company and generating revenue. The company will continue to develop this business in conjunction with its major in-house projects.

Application Development

We are currently developing an interactive mobile application for the Apple iPhone and Apple iPad devices. We are registered as an Apple developer and we plan on launching this application under our Apple SDK. We will also be introducing mobile development for the Google Android platform. We do not intend on developing applications for any RIM Blackberry mobile devices at this time. We may develop applications for RIM’s Blackberry devices in the near future. At this time, we are waiting for the latest OS version by RIM to further understand the revised architecture. We are currently in talks with several customers for the development of additional mobile applications.

Our budget for development of our interactive mobile application for iPhone and iPad is as follows:

iPhone / iPad Application Budget

iOS Programming	$10,000
Graphics & Artwork	$5,000
Social Media Marketing	$5,000
Search Engine Marketing	$5,000
Project Management	$5,000

Total:	$30,000

Results of operations for the three and six months ended December 31, 2011 and 2010, and for the period from inception through December 31, 2011

During the three months ended December 31, 2011, we earned revenue of $1,593. We incurred expenses in the amount of $24,381 for the three months ended December 31, 2011, consisting of professional fees in the amount of $12,382 and general and administrative expenses of $11,999. As a result, we incurred a net loss of $22,788 for the three months ended December 31, 2011. By comparison, we earned no revenue and had expenses and a net loss of $144,160 for the three months ended December 31, 2010.

During the six months ended December 31, 2011, we earned revenue of $4,762. We incurred expenses of $79,489, consisting of professional fees of $56,823 and general and administrative expenses of $22,666. As a result, we incurred a net loss of $74,727 for the six months ended December 31, 2011. By comparison, we incurred total expenses and net loss of $380,808 during the six months ended December 31, 2010. We have generated total income of $4,762, total expenses of $4,635,625, and a net loss of $4,630,863 from the inception of our current operations through December 31, 2011.

Our expenses have decreased for the three and six months ended December 31, 2011 compared to the same periods last year as a result of our change in business focus to social media marketing, deal-aggregator platforms, and related lines of business. Prior to July of 2011, we were engaged in the development of a bamboo plantation and processing facility in Laos. In the summer of 2011, a company called Sino Forest in Canada was accused of misrepresenting their operations in the Chinese forestry sector. The negative attention to the industry cased by the Sino Forest scandal caused a significant devaluation in our potential industry peers and competitors in this sector. As a result, we were unable to raise additional funds necessary to continue development of our bamboo project in Laos and were unable to make certain required trust deposits with the provincial government. Due to these developments, we were forced to abandon the project.

Start-up of our new operations has been less capital intensive than our former bamboo project, and our new businesses have started to generate some revenues. As we go forward with development and deployment of our social media marketing, deal-aggregator platforms, and related lines of business, however, we anticipate that both our expenses and our revenues will increase substantially over the course of the next 12 to 18 months.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $596, consisting entirely of cash. As December 31, 2011, we had currently liabilities of $78,184, consisting entirely of accounts payable. Accordingly, we had a working capital deficit of $77,588. We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our deal-aggregator, social media marketing, and related businesses. As discussed above, we will need to raise approximately $2,000,000 in additional capital in order to complete the full planned development of our CuponCidade deal-aggregator service. Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have incurred cumulative net losses of $11,028,767 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011.

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

Item 1A: Risk Factors

Risks Related To Our Financial Condition and Business Model

If we do not obtain additional financing, our business plan will be delayed and our business will not survive.

We have had limited working capital and will require significant additional cash to complete the development of our business plan. Our business plan calls for ongoing expenses in connection with the development of our CuponCidade deal-aggregator service, our iPhone and iPad applications, and other businesses. Our limited existing financial resources are not sufficient to fund the capital and operating requirements of our current and planned lines of business. We are seeking additional financing through the issuance of equity, debt, convertible debt or similar securities. Currently, however, we have no immediate access to additional financing. There can be no assurance that such additional financing, when and if necessary, will be available to us on acceptable terms, or at all.

Because our auditor has raised substantial doubt about our ability to continue as a going concern, our business has a high risk of failure.

The audit report of Silberstein Ungar, PLLC, is issued a going concern opinion and raised substantial doubt as to our continuance as a going concern. When an auditor issues a going concern opinion, the auditor has substantial doubt that the company will continue to operate indefinitely and not go out of business and liquidate its assets. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

The success of our business operations depends upon our ability to achieve profitable operations in the future. We plan to seek additional financing through debt and/or equity financing arrangements to secure funding for our operations. There can be no assurance that such additional financing will be available to us on acceptable terms or at all. It is not possible at this time for us to predict with assurance the outcome of these matters. If we are not able to successfully complete the development of our business plan and attain sustainable profitable operations, then our business will fail.

Because we have a limited operating history in our current lines of business, we are subject to the risks encountered by early-stage companies.

We began our CuponCidade deal-aggregator service and our social media marketing and related operations in July of 2011. Because we have a limited operating history in our current line of business, our operating prospects should be considered and evaluated in light of the risks and uncertainties frequently encountered by early-stage companies in rapidly evolving markets. For us, these risks include:

•	risks associated with our dependence on our core platform, CuponCidade, and related services, for the majority of our revenues for the foreseeable future;
•	risks that our growth strategy may not be successful; and
•	risks that fluctuations in our operating results will be significant relative to our revenues.

These risks are described in more detail below. Our future growth will depend substantially on our ability to address these and the other risks described in this section. If we do not successfully address these risks, our business would be significantly harmed.

Because our deal aggregator service is in a highly competitive market segment, competition presents an ongoing threat to the success of our business.

We expect competition in group buying generally, and discount aggregating in particular, to continue to increase because there are no significant barriers to entry.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger subscriber bases or generate revenue from their subscriber bases more effectively than we do. Our competitors may offer services and applications that are similar to those that we offer and that achieve greater market acceptance. This could attract subscribers away from our websites and applications, reduce our market share and adversely impact our gross margin.

Because we have a rapidly evolving business model, our new product and service offerings could fail to attract or retain subscribers or generate revenue.

We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our subscribers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if subscribers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, the introduction of social networking and location-based marketing elements to our websites, or entirely new lines of business that we may pursue, fail to engage subscribers or merchants, we may fail to acquire or retain subscribers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our subscriber base and revenue will depend heavily on our ability to innovate and to create successful new products and services. In addition, the relative profitability, if any, of our new activities may be lower than that of our historical activities, and we may not generate sufficient revenue from new activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

Because our deal-aggregator business depends on a strong brand, if we are not able to maintain and enhance our brand, our ability to expand our base of subscribers will be impaired and our business and operating results will be harmed.

We believe that growing and enhancing the "CuponCidade" brand is critical to expanding our base of users. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the "CuponCidade" brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a deal-aggregating leader in the Brazilian market and to continue to provide reliable, trustworthy and high quality deals, which we may not do successfully.

Because the social media marketing landscape is subject to numerous ongoing changes, we may have a limited ability to generate consistent and growing revenues.

Our ability to develop a stable and substantial revenue stream from our social media marketing line of business may be hindered over the long term for a number of reasons, including the following:

•	social media marketing campaigns are, by their nature, limited in content relative to other media;
•	companies may be reluctant or slow to adopt a social media marketing campaign that replaces, limits or competes with their existing direct marketing efforts;
•	companies, such as Facebook and Twitter, may no longer grant us access to their websites in connection with our social media marketing platforms;
•	companies may not utilize social media marketing due to concerns of “click-fraud” particularly related to search engine placements (“click-fraud” is a form of online fraud when a person or computer program imitates a legitimate user by clicking on an advertisement for the purpose generating a charge per click without having an actual interest in the target of the advertisement’s link); and
•	regulatory actions may negatively impact certain business practices that we currently rely on to generate a portion of our revenue and profitability.

Because competition in the social media marketing market is intense, our ability to grow and to achieve profitability in that line of business may be limited.

The market for social media marketing services is highly competitive. We expect this competition to continue to increase, in part because there are no significant barriers to entry to the industry. Increased competition may result in price reductions, reduced margins and loss of market share. Our principal competitors include other companies that provide advertisers with Internet advertising solutions and companies that offer pay per click search services.

Competition for advertising placements among current and future suppliers of Internet navigational and informational services, high-traffic websites and social media sponsorship providers, as well as competition with other media for advertising placements, could result in significant price competition, declining margins and reductions in advertising revenue. In addition, as we continue our efforts to expand the scope of our services, we may compete with a greater number of other media companies across an increasing range of different services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other areas. If existing or future competitors develop or offer products or services that provide significant performance, price, creative or other advantages over those offered by us, our business, prospects, results of operations and financial condition could be negatively affected. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print for a share of advertisers’ total advertising budgets. Many current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic websites, and significantly greater financial, technical, sales and marketing resources. As a result, we may not be able to compete successfully. If we fail to compete successfully, we could lose customers or advertising inventory and our revenue and results of operations could decline.

Because our market is subject to rapid technological change, we must continually enhance our products and services to compete.

We must continue to enhance and improve the performance, functionality and reliability of our products and services. The social media marketing industries are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies and the emergence of new industry standards and practices that could render our products and services obsolete. In the past, we have discovered that some of our customers desire additional performance and functionality not currently offered by our products. Our success will depend, in part, on our ability to develop new products and services that address the increasingly sophisticated and varied needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology and other proprietary technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, customer requirements or emerging industry standards, we may not be able to increase our revenue and expand our business.

If our technology platforms contain defects, we may need to suspend their availability and our business and reputation would be harmed.

Platforms as complex as ours often contain unknown and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction and initial release of new platforms or enhancements to existing platforms. Although we attempt to resolve all errors that we believe would be considered serious by our customers before making our platforms available to them, our products are not error-free. These errors or performance problems could result in lost revenues or delays in customer acceptance and would be detrimental to our business and reputation. We may not be able to detect and correct errors before releasing our product commercially. We cannot assure you that undetected errors or performance problems in our existing or future products will not be discovered in the future or that known errors, considered minor by us, will not be considered serious by our customers, resulting in a decrease in our revenues.

International operations could expose us to additional risks which could harm our business, prospects, results of operation, and financial condition.

Although we are based in Toronto, a significant portion of our current business development efforts are focused in the CuponCidade deal-aggregator service in Brazil. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

•	Changes in local political, economic, social, and labor conditions, which may adversely harm our business.
•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S. or Canada.
•	Import and export requirements that may prevent us from offering products or providing services to a particular market and may increase our operating costs.
•	Currency exchange rate fluctuations and our ability to manage these fluctuations.
•	Longer payment cycles, increased credit risk, and higher levels of payment fraud.
•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent.
•	Challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.
12

Risks Related to Legal Uncertainty

We may become subject to government regulation and legal uncertainties that could reduce demand for our products and services or increase the cost of doing business, thereby adversely affecting our financial results.

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to Internet commerce. However, due to the increasing popularity and use of the social media, it is possible that a number of laws and regulations may become applicable to us or may be adopted in the future with respect to the Internet covering issues such as:

•	truth-in-advertising;
•	user privacy;
•	taxation;
•	right to access personal data;
•	copyrights;
•	distribution; and
•	characteristics and quality of services.

The applicability of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, encryption, taxation, libel, export or import matters and personal privacy to social media platforms is uncertain. The vast majority of these laws were adopted prior to the broad commercial use of social media platforms and related technologies. As a result, they do not contemplate or address the unique issues of social media and related technologies. Changes to these laws intended to address these issues, including some recently proposed changes, could create uncertainty in the social media marketplace. Such uncertainty could reduce demand for our services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

Our social media marketing business is subject to the risks associated with word-of-mouth advertising and endorsements, such as violations of the “truth-in-advertising”, FTC Guides and other similar regulatory requirements and, more generally, loss of consumer confidence.

We and the advertisers and publishers that use our platforms are subject to Federal Trade Commission (“FTC”) and state rules on advertising and marketing on the Internet, including truth-in advertising rules and online advertising disclosures. In 2009, the FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”). These new Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. In particular, the Guides provide that in a service that matches up advertisers with bloggers who will promote the advertiser’s products on their personal blogs, the advertiser and blogger are both subject to liability for misleading or unsubstantiated representations made through the blogger’s endorsement and the blogger is also liable if he or she fails to disclose clearly and conspicuously that he or she is being paid for his or her services. The Guides further provide that in order to limit its potential liability, the advertiser should ensure that the advertising service provides guidance and training to its bloggers concerning the need to ensure that statements they make are truthful and substantiated. If consumers are not advised of the paid relationship between advertiser and publisher with respect to the endorsements that they are relying on or if we do not otherwise comply with the FTC and state rules on advertising and marketing, then we could be subject to penalties that could include monetary damages and an order to cease our operations. More generally, if there is negative consumer perception of the practice of undisclosed compensation of social media users to endorse specific products, then our business could be adversely impacted.

If tax treatment of companies engaged in internet commerce is changed or expanded, it will adversely affect the commercial use of our services and our financial results.

Due to the global nature of social media, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our publishers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over social media. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over social media. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

If we fail to comply with federal, state and international privacy laws and regulations, or if new privacy laws or regulations are enacted, our business could be adversely affected.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of publisher data on our websites and platforms. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of publishers or advertisers and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

We may be subject to lawsuits for information by our advertisers and social media publishers, which may affect our business.

Laws relating to the liability of providers of online services for activities of their advertisers or of social media publishers (such as bloggers, mobile users and tweeters) and for the content of their advertisers’ listings are currently unsettled. It is unclear whether we could be subjected to claims for defamation, negligence, copyright or trademark infringement or claims based on other theories relating to the information we publish on our websites or the information that is published across our platforms. These types of claims have been brought, sometimes successfully, against online services, as well as print publications in the past. We may not successfully avoid civil or criminal liability for unlawful activities carried out by our advertisers or social media publishers. Our potential liability for unlawful activities of our advertisers or social media publishers or for the content of our advertisers’ listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Our insurance may not adequately protect us against these types of claims and the defense of such claims may divert the attention of our management from our operations. If we are subjected to such lawsuits, it may adversely affect our business.

If third parties claim that we infringe their intellectual property rights, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. As the number of product and services offerings in our market increases and functionalities increasingly overlap, companies such as ours may become increasingly subject to infringement claims. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

Because we do not rely upon patents to protect our proprietary technology, our competitors may be able to offer similar products and services which would harm our competitive position.

We do not have patents on any of our technology and we have not filed any patent applications to date because we have determined that the costs of patent prosecution outweigh the benefits given the alternative of reliance upon copyright law to protect our computer code and other proprietary technology and properties. In addition to copyright laws, we rely upon service mark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and consultants. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

If our deal aggregator service, CuponCidade, is deemed to be in violation of the API terms of use for one or more of the deal websites from which it aggregates content, its ability to continue functioning properly and to generate revenue may be severely impaired.

An application programming interface (API) is a source code based specification intended to be used as an interface by software components to communicate with each other. The practice of publishing APIs has allowed web communities to create an open architecture for sharing content and data between communities and applications. In this way, content that is created in one place can be dynamically posted and updated in multiple locations on the web.

Our ability to access the APIs published by various daily-deal websites and to use the data transmitted through the APIs in our CuponCidade deal-aggregator service is subject to the “terms of use” for the API published by each website. Typical API terms of use, among a multitude of other requirements, include certain branding requirements, prohibitions on modifying the content accessed through the API, restrictions on “bulk downloading,” and restrictions on display of the provider’s content in conjunction with certain content provided by its competitors. If the operation of our CuponCidade website is deemed to have violated the API terms of use by one or more of the daily-deal websites whose content we access through the provider’s API, our access to that provider’s API may be suspended or terminated, and our ability to provide quality content and to generate revenues through our CuponCidade service may be severely hindered.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

On January 4, 2012, we entered into an online marketing contract with Edgewater Wireless Systems, Inc. Per the agreement, we will develop, execute, and manage a detailed online and social media marketing plan for Edgewater Wireless. The agreement provides us with a $10,000 engagement fee for initial set-up of the marketing campaign, a $2,000 monthly pay-per-click budget, and a monthly management fee of $2,500 for the each month during the 2012 calendar year. In addition, the agreement provides us with options to purchase up to 250,000 shares of common stock in Edgewater Wireless, which is publicly traded on the TSX Venture exchange. Twenty percent of the options are vested immediately, with the remainder vesting in quarterly phases over the course of 2012.

The foregoing is a summary of the material terms of our agreement with Edgewater Wireless, and not a complete description of its contents. The agreement should be reviewed in its entirety for additional detail.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement with Edgewater Wireless Systems, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myriad Interactive Media, Inc.

Date:	February 14, 2012

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

