Form 10-Q
period 2012-03-31
Myriad Interactive Media, Inc.
filed 2012-05-08
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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
___________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,518,470 as of May 3, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2012 and June 30, 2011(unaudited);
F-2	Statements of Operations for the three and nine months ended March 31, 2012 and 2011 and period from Inception to March 31, 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and period from Inception to March 31, 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	June 30,
	2012	2011
	(Unaudited)
CURRENT ASSETS

Cash	$1,495	$26,323
Prepaid expenses	537,705	26,630

Total Current Assets	539,200	52,953

EQUIPMENT, net	2,962	-

TOTAL ASSETS	$542,162	$52,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$3,016	$65,287
Due to shareholder	-	527

Total Current Liabilities	3,016	65,814

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 50,477,339 and 44,206,877
shares issued and outstanding, respectively	50,477	44,207
Additional paid-in capital	11,817,748	10,896,972
Deficit accumulated during the development stage	(11,329,079)	(10,954,040)

Total Stockholders' Equity (Deficit)	539,146	(12,861)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$542,162	$52,953

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
(A Development Stage Company)
Statements of Operations
(Unaudited)
					From Inception
	For the Nine Months Ended		For the Nine Months Ended		Through
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012

REVENUES	$32,365	$-	$37,127	$-	$37,127

OPERATING EXPENSES

Exploration	-	-	-	-	170,873
Professional fees	304,771	116,878	361,594	458,664	1,932,953
General and administrative	27,797	35,491	50,463	73,502	2,313,082
Impairment of mining properties	-	-	-	-	545,221
Depreciation	109	255	109	1,266	6,173

Total Operating Expenses	332,677	152,624	412,166	533,432	4,968,302

LOSS FROM OPERATIONS	(300,312)	(152,624)	(375,039)	(533,432)	(4,931,175)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(300,312)	(152,624)	(375,039)	(533,432)	(4,931,175)

DISCONTINUED OPERATIONS	-	-	-	-	(6,397,904)

NET LOSS	$(300,312)	$(152,624)	$(375,039)	$(533,432)	$(11,329,079)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	47,740,882	44,206,877	45,390,309	41,943,141

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
	For the Nine Months Ended		Through
	March 31,		March 31,
	2012	2011	2012
OPERATING ACTIVITIES
Net loss	$(375,039)	$(533,432)	$(11,329,079)
Adjustments to reconcile net loss to net cash
used by operating activities:
Value of options granted	-	-	1,758,233
Common stock issued for services	85,546	177,419	551,796
Depreciation	109	1,266	6,173
Amortization of expenses prepaid with common stock	262,295	-	262,295
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-	(26,630)
Increase (decrease) in accounts payable	(36,168)	5,173	29,119
Increase (decrease) in due to shareholder	-	-	527
Net Cash Used in Operating Activities	(63,257)	(349,574)	(1,987,004)

INVESTING ACTIVITIES
Purchase of computer equipment	(3,071)	-	(9,135)
Net Cash Used in Investing Activities	(3,071)	-	(456,248)

FINANCING ACTIVITIES
Proceeds from common stock	41,500	355,000	2,444,747
Net Cash Provided by Financing Activities	41,500	355,000	2,444,747

NET INCREASE (DECREASE) IN CASH	(24,828)	5,426	1,495
CASH AT BEGINNING OF PERIOD	26,323	69,461	-

CASH AT END OF PERIOD	$1,495	$74,887	$1,495

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:
Common stock issued for mineral properties	$-	$-	$98,108
Common stock issued for prepaid expenses	800,000	72,000	72,000

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

March 31, 2012 and June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp.  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”  The Company has not realized significant revenues during the period ended March 31, 2012, accordingly, the Company is  classified as a development stage enterprise.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended March 31, 2012 the Company realized a net loss of $375,039 and has incurred an accumulated deficit of $11,329,079. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company currently has consulting agreements with two of the Company’s officers. Each agreement authorizes each member to receive $6,000 per month in consulting fees along with reimbursement of expenses incurred on the Company’s behalf. During the nine months ended March 31, 2012 the Company paid $65,200 in combined fees and expense reimbursements to these two officers.

NOTE 4 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of March 31, 2012, the Company has no shares of preferred stock issued or outstanding.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

March 31, 2012 and June 30, 2011

NOTE 4 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

Common stock
The authorized common stock is 200,000,000 shares with a par value of $0.001. As of March 31, 2012, 50,477,339 shares were issued and outstanding.

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

During the nine months ended March 31, 2012, the Company issued 415,000 shares of common stock for $41,500 cash and 415,000 stock purchase warrants exercisable at $0.15 per share. The warrants are exercisable for a one year period at an exercise price of $0.15. The Company valued these warrants using the Black-Scholes valuation model using the assumptions detailed in footnote 7 and attributed a total of $35,755 of the total $41,500 proceeds to the warrants based on their relative fair value. The Company also issued 5,000,000 shares of common stock to a consultant for consulting services to be provided over a six month period. The stock was valued at $800,000 based on the per share trading price on the grant date. The services are being expensed over the six month contract. The remaining balance of the prepaid consulting fees was $537,705 as of March 31, 2012. During the nine month period ended March 31, 2012, the Company also issued 855,462 shares of common stock to a consultant for services performed. The stock was valued at $85,546 based on the per share trading price on the grant date.

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

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

March 31, 2012 and June 30, 2011

 NOTE 5 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock options issued through March 31, 2012 were as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2009	2,400,000	0.10	$240,000
Exercisable, June 30, 2009	2,400,000	0.10	240,000

Granted	—	—	—
Exercised	1,000,000	0.20	200,000
Cancelled	(2,400,000)	0.10	(240,000)
Outstanding, June 30, 2010	1,000,000	0.20	200,000
Exercisable, June 30, 2010	1,000,000	0.20	200,000

Granted	1,000,000	0.20	200,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2011	1,000,000	0.20	200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000

Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, March 31, 2012	1,000,000	$0.20	$200,000
Exercisable, March 31, 2012	1,000,000	$0.20	$200,000

Changes in stock purchase warrants issued through March 31, 2012 were as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Warrants	Price	Exercised
Outstanding, June 30, 2009	5,055,845	0.25	$1,278,247
Exercisable, June 30, 2009	5,055,845	0.25	1,278,247

Granted	23,819,613	0.10	2,381,961
Exercised	(2,250,000)	0.10	(225,000)
Cancelled	(5,055,845)	0.25	(1,278,247)
Outstanding, June 30, 2010	21,569,613	0.10	2,156,961
Exercisable, June 30, 2010	21,569,613	0.10	2,156,961

Granted	3,000,000	0.15	450,000
Exercised	(550,000)	0.15	(55,000)
Cancelled	—	0.10	—
Outstanding, June 30, 2011	24,019,613	0.11	2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961

Granted	100,000	0.15	15,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, March 31, 2012	24,119,613	$0.11	$2,566,961
Exercisable, March 31, 2012	24,119,613	$0.11	$2,566,961

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

March 31, 2012 and June 30, 2011

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

We are a Delaware corporation formed on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-888-648-9366  On July 6, 2011, we changed our name to Myriad Interactive Media, Inc.  Concurrently with the name change, we shifted our focus to the development of daily deal aggregation platform and social media marketing business.  We have formed an interactive marketing team consisting of industry experts in search engine marketing and social media marketing.  We plan to manage complex search programs and offer strategic insight into the design, development, launch and maintenance of such programs. In addition, we are focusing on the development of interactive media websites and plan to enter the mobile application market in the near future.

Deal Aggregator Platform – CupomZilla.Com.BR

We have developed an in-house daily deal aggregator web application for the Brazilian market called CupomZilla.com.br.  The platform is a sophisticated application that tracks all of the daily deals in Brazil offered by daily deal sites like Groupon, PeixeUrbano and Groupalia.  We track these deals by using both application programming interface (“API”) and parsing technology.  Daily deals are run through our databases and are presented on our website to subscribers whom are using our deal filtering technology to source daily deals of particular interest.  Our platform aggregates thousands of deals from every credible daily deal website in Brazil.  Instead of checking every single website on a daily basis, users have the option to use our easy-to-use service and to track all of their deals on our website.  When a user wants to purchase a deal, they are re-directed to the deal originating website for the final purchase.  We receive referral commissions on daily deal sites that offer API access and commission services.  For those sites that do not provide API’s, we do not receive any commissions.

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

CupomZilla.com.br is currently fully operational and has several unique features. We offer a deal map which tracks all of the daily deals in every major city in Brazil. Users can view the map and track deals that are in close proximity to their location. This is a valuable tool for people who are looking for deals close to work, school or home. We also offer filtering by category, which allows users can track specific deal categories.  For users who only want restaurant deals and are not interested in any other offers, for example, the users can simply select “restaurants” and uncheck the other categories.  The user will then instantly have the ability to scour through all of the active restaurant deals.  Our platform also offers users the option to receive a daily deal email based on their selected categories.

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

Results of operations for the three and nine months ended March 31, 2012 and 2011, and for the period from inception through March 31, 2012

During the three months ended March 31, 2012, we earned revenue of $32,365. We incurred expenses in the amount of $332,677 for the three months ended March 31, 2012, consisting of professional fees in the amount of $304,771, general and administrative expenses of $27,797, and depreciation of $109.  As a result, we incurred a net loss of $300,312 for the three months ended March 31, 2012. By comparison, we earned no revenue and had expenses and a net loss of $152,624 for the three months ended March 31, 2011.

During the nine months ended March 31, 2012, we earned revenue of $37,127.  We incurred expenses of $412,166, consisting of professional fees of $361,594, general and administrative expenses of $73,502, and depreciation of $109.  As a result, we incurred a net loss of $375,039 for the nine months ended March 31, 2011.  By comparison, we incurred total expenses and net loss of $533,432 during the nine months ended March 31, 2011. We have generated total income of $37,127, total expenses of $4,968,302, and a net loss of $4,931,175 from the inception of our current operations through March 31, 2012.

The largest component of our professional fees incurred in the three and nine months ended March 31, 2012 relate to 5,000,000 shares of common stock we issued to a consultant for consulting services to be provided over a six month period. The stock was valued at $800,000 based on the per share trading price on the grant date. The services are being expensed over the six month contract. During the three months ended March 31, 2012, we expensed $262,295 for common stock issued as compensation to the consultant.

Our revenues for the three and nine months ended March 31, 2012 were derived primarily from our social media marketing and development services. Two customers, Edgewater Wireless and Dynamic System Holdings, accounted for the majority of our revenue during the period.

Our result of operations for the three and nine months ended March 31, 2012 relate to our current operations in the fields of social media marketing and internet-based deal aggregator platforms, while our results of operations for the three and nine months ended March 31, 2011 relate our discontinued bamboo plantation projects in Laos.  In general, our current business requires fewer cash expenditures than our former business and is able to generate some revenue immediately without major capital expenditures. As we go forward with development and deployment of our social media marketing, deal-aggregator platforms, and related lines of business, however, we anticipate that both our expenses and our revenues will increase substantially over the course of the next 12 to 18 months.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $539,200, consisting of cash in the amount of $1,495 and prepaid expenses of $537,705.  The prepaid expenses relate to 5,000,000 shares of common stock we issued to a consultant for consulting services to be provided over a six month period. The stock was valued at $800,000 based on the per share trading price on the grant date. The services are being expensed over the six month contract. The remaining balance of the prepaid consulting fees was $537,705 as of March 31, 2012.

As March 31, 2012, we had currently liabilities of $3,016, consisting entirely of accounts payable.  Accordingly, we had working capital of $536,184.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our deal-aggregator, social media marketing, and related businesses.  As discussed above, we will need to raise approximately $2,000,000 in additional capital in order to complete the full planned development of our CupomZilla deal-aggregator service.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012.

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

Item 1A: Risk Factors

A smaller reporting company is not required to include this Item.  Risk factors for our current lines of business can be found in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed on February 14, 2012.

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

Myriad Interactive Media, Inc.

Date:	May 8, 2012

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director