Form 10-K
period 2012-06-30
Myriad Interactive Media, Inc.
filed 2012-10-15
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $4,323,269.39 as of December 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  50,518,470 as of October 2, 2012.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	23

PART I

Item 1.   Business

Principal Place of Business

Our principal offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.

Description of Business

We are a Delaware corporation formed on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-888-648-9366.  On July 6, 2011, we changed our name to Myriad Interactive Media, Inc.  Concurrently with the name change, we shifted our focus to the development of daily deal aggregation platform and social media marketing business.  We have formed an interactive marketing team consisting of industry experts in search engine marketing and social media marketing.  We plan to manage complex search programs and offer strategic insight into the design, development, launch and maintenance of such programs. In addition, we are focusing on the development of interactive media websites and plan to enter the mobile application market in the near future.

Social Media Marketing

We currently have a team of 10 commission-based consultants working on development of social media marketing campaigns.   At this time, we are in talks with potential customers for various social media marketing campaigns. We have the ability to build and structure marketing campaigns for Facebook, Twitter and Google Plus. We can perform a comprehensive analysis on the customer’s target audience and utilize best practices in creating and launching social media campaigns.  The most common campaigns we plan to conduct will be for the purpose of increasing brand recognition and driving user engagement.

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

Website Development

We have a separate team of 4 consultants working on website development and web architecture.  Our team is proficient in all programming languages, including the Microsoft .NET framework. Our team can build complete web solutions from scratch, including graphic design and CSS coding.  Our web development division is currently producing several projects for the company and generating revenue.  The company will continue to develop this business in conjunction with its major in-house projects.

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

Latin America Deal Aggregator

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

Mingle Suite Application

On September 16, 2012, we entered into an Agreement with Kalim Kahn to acquire all rights to a social media software application known as “The Mingle Suite Application.”  The Mingle Suite Application is a unique social media application that combines popular social media networks like Facebook, Twitter, Google+ and YouTube into one place. This will allow for seamless integration and ease of use for corporate clients looking for both an all-in-one solution for social media management, and a unique search engine optimization tool equipped with sophisticated analytics. The application was developed just over a year ago, and it is comparable to other popular social media platforms like HootSuite, Vitrue, Buddy Media & Radian6.

Our Agreement calls for a total purchase price of $250,000 to be paid for the Mingle Suite Application.  The purchase price shall be paid as follows:

•

Issuance of 5,000,000 shares of our common stock, to be valued at $75,000; and

•

Issuance of a Promissory Note in the amount of $175,000, payable on or before October 1, 2014.

Our obligation to repay the Note in full will be conditional upon the seller generating a minimum of $500,000 in sales of the Mingle Suite Application on or before the due date of October 1, 2014. If the seller does not generate the minimum required sales, the Note shall be re-paid on a pro rata basis provided a minimum of $250,000 in sales is generated on or before the due date.

The complete agreement, which is filed herewith as an Exhibit, should be reviewed for additional information.

Employees

We currently have five employees in addition to various outside consultants and  third party vendors.

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

Item 2.   Properties

We do not currently own any real property.

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

Our agent for service of process in Delaware is Corporation Service Company, 2711 Centerville Rd., Suite 400, Wilmington, DE 19808.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2012.

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

Fiscal Year Ended June 30, 2012
Quarter Ended	High $	Low $
September 30, 2011	$0.75	$0.0221
December 31, 2011	$0.20	$0.10
March 31, 2012	$0.17	$0.051
June 30, 2012	$0.15	$0.051

Fiscal Year Ended June 30, 2011
Quarter Ended	High $	Low $
September 30, 2010	$0.20	$0.15
December 31, 2010	$0.20	$0.06
March 31, 2011	$0.25	$0.14
June 30, 2011	$0.10	$0.022

On October 1, 2012, the last sales price per share of our common stock was $0.016.

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

Holders of Our Common Stock

As of October 2, 2012, we had 50,518,470 shares of our common stock issued and outstanding, held by 104 shareholders of record, as well as other stockholders who hold shares in street name.

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

On November 11, 2011, we issued 100,000 Units to a single investor at a price of $0.10 per Unit, for total subscription proceeds of $10,000.  Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15, exercisable for a period of twelve months. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D. All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

On February 9, 2012, we issued 5,000,000 shares of common stock to Orca Capital GmbH as compensation for services to be performed under a Consulting Agreement.

On March 30, 2011, we issued 315,000 Units to three investors at a price of $0.10 per Unit, for total subscription proceeds of $31,500.  Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15, exercisable for a period of twelve months. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D. All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

On April 26, 2012, we issued 41,131 Units to a single investor at a price of $0.10 per Unit, for total subscription proceeds of $4,113.10.  Each Unit consists of one share of common stock and one warrant to purchase one share of common stock at a price of $0.15, exercisable for a period of twelve months. The offer and sale of these securities was made pursuant to Rule 506 under Regulation D. All purchasers represented and warranted to us that they were “accredited investors” within the meaning of Rule 501, and we did not engage in any general solicitation or advertising.

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

Results of Operations for the years ended June 30, 2012 and 2011.

We have earned total revenues in the amount of $74,769 during our fiscal year ended June 30, 2012.  We incurred total expenses in the amount of $892,750, resulting in a net loss of $817,981 for the fiscal year ended June 30, 2012. Our operating expenses consisted of professional fees in the amount of $781,070, general and administrative expenses of $111,317, and depreciation in the amount of $363.

By comparison, during the fiscal year ended June 30, 2011, we generated no revenue and incurred total expenses and a net loss of $540,166.  Our expenses during the fiscal year ended June 30, 2012 consisted of professional fees in the amount of $457,247, general and administrative expenses of $81,653, and depreciation of $1,266.

Our losses are attributable to operating expenses together with insufficient, but growing, revenues.  We anticipate that both our operating expenses and our revenues will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $145,470, consisting of cash in the amount of $5,579 and prepaid expenses in the amount of 139,891.  As June 30, 2012, we had current liabilities of $47,786, consisting of accounts payable in the amount of 22,662 and a payable due to a shareholder in the amount of $25,124.  Accordingly, we had working capital of $97,684 as of June 30, 2012.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Subsequent to the reporting period, on July 31, 2012, we obtained $42,500 in financing from Asher Enterprises, Inc. under the terms of a Convertible Promissory Note and related Securities Purchase Agreement.  The Note issued to Asher Enterprises bears interest at a rate of 8% per year and is convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date. For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date. The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $11,722,021 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2012, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2012.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 6, 2010 are as follows:

Name	Age	Position(s) and Office(s) Held
Derek Ivany	29	President, Chief Executive Officer, Chief Financial Officer, and Director
Leandro Dumlao	36	Director
Hercules Galang	38	Director

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

For the fiscal year ending June 30, 2012, the board of directors:

1.

Reviewed and discussed the audited financial statements with management, and

2.

Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2012 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Derek Ivany	6	0	0
Victor Cantore, former officer and director	0	0	0
Sam Nguyen, former officer and director	0	0	0

Code of Ethics

As of June 30, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We do not currently have a fixed compensation arrangement with our sole executive officer, Derek Ivany.  During the fiscal year ended June 30, 2012, we did not pay Mr. Ivany any compensation due to financial constraints.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, President, CEO, CFO and director	2012 2011	0 72,000	0 0	0 0	0 0	0 0	0 0	0 0	0 72,000
Victor Cantore, former CFO and director	2012 2011	n/a 72,000	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 72,000
Sam Nguyen, former V.P. and director	2012 2011	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0	n/a 0

Narrative Disclosure to the Summary Compensation Table

Per their prior consulting agreements with the Company, our Chief Executive Officer, Derek Ivany, and our former Chief Financial Officer, Victor Cantore, were paid cash compensation of $72,000 each during the fiscal year ended June 30, 2011, exclusive of reimbursement of expenses incurred by these officers.  Derek Ivany, our current CEO and CFO, was not paid any compensation during the fiscal year ended June 30, 2012.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	0	0	0	n/a	n/a	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	0	0	0	0	0	0	0
Leandro Dumlao	0	0	0	0	0	0	0
Hercules Galang	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors of the Company.

As discussed above, on July 29, 2011, under the terms of the 2007 Stock Option Plan, we awarded directors Leandro Dumlao and Hercules Galang, immediately vested options to purchase 1,500,000 shares of our common stock at an exercise price of $0.10 per share. These options are exercisable for a period of two years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

    Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 2, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 50,518,470 shares of common stock issued and outstanding on October 2, 2012.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 7 Ingram Drive Suite 128 Toronto Ontario M6M 2L7 Canada	6,112,020(1)	12.10%
Common	Leandro Dumlao 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	1,500,000(2)	2.97%
Common	Hercules Galang 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	1,500,000(3)	2.97%
Common	Total all executive officers and directors	9,112,020	18.04%

Common	5% Shareholders
Common	Firebird Global Master Fund, Ltd. c/o Trident Trust Company (Cayman) Limited 1 Capital Place, P.O. Box 847 Grand Cayman, Cayman Islands FGS Advisors, LLC, Investment Manager	5,000,000(4)	9.90%
Common	Arclight Capital, LLC 2062 Troon Drive Henderson, NV 89074 Andrew C. Burton, Managing Member	2,591,552(5)	5.13%

Common	Spectra Capital Management, LLC 595 Madison Avenue, 37th Floor New York, NY 10022 Gregory I. Porges, Managing Member Andrew C. Burton, Manager	2,650,395(6)	5.25%
Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5	5,104,001	10.10%
Common	Sam Nguyen 50 Noble St. Markham, Ontario L3R 8G1	4,020,000	7.96%
Common	Anna Giglio 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5 Canada	3,000,000	5.94%

(1)

Included in the calculation of the beneficial ownership for Mr. Ivany are 112,020 shares held in street name.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$11,750	$0	$0	$0
2011	$5,200	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of June 30, 2012 and 2011
F-3	Statements of Operations for the years ended June 30, 2012 and 2011
F-4	Statement of Stockholders’ Equity as of June 30, 2012
F-5	Statements of Cash Flows for the years ended June 30, 2012 and 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Boards of Directors

Myriad Interactive Media, Inc.

Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Myriad Interactive Media, Inc. (formerly Ivany Nguyen, Inc.), as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myriad Interactive Media, Inc. (formerly Ivany Nguyen, Inc.), as of June 30, 2012 and 2011 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

September 27, 2012

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
Balance Sheets

ASSETS

	June 30,	June 30,
	2012	2011

CURRENT ASSETS

Cash	$5,579	$26,323
Accounts receivable, net	-	-
Prepaid expenses	139,891	26,630

Total Current Assets	145,470	52,953

EQUIPMENT, net	2,633	-

TOTAL ASSETS	$148,103	$52,953

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES

Accounts payable	$22,662	$65,287
Due to shareholder	25,124	527

Total Current Liabilities	47,786	65,814

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 50,518,470 and 44,206,877
shares issued and outstanding, respectively	50,518	44,207
Additional paid-in capital	11,821,820	10,896,972
Accumulated deficit	(11,772,021)	(10,954,040)

Total Stockholders' Equity (Deficit)	100,317	(12,861)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$148,103	$52,953

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
Statements of Operations

	For the Year Ended
	June 30,
	2012	2011

REVENUES	$74,769	$-

OPERATING EXPENSES

Professional fees	781,070	457,247
General and administrative	111,317	81,653
Depreciation	363	1,266

Total Operating Expenses	892,750	540,166

LOSS FROM OPERATIONS	(817,981)	(540,166)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(817,981)	$(540,166)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	46,666,921	42,661,822

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
Statements of Stockholders' Equity (Deficit)
					Total
			Additional		Stockholders'
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, June 30, 2010	39,506,877	$39,507	$10,391,672	$(10,413,874)	$17,305

Common stock issued for services
at $0.19 per shared	1,150,000	1,150	153,850	-	155,000

Common stock and warrants issued
for cash	3,000,000	3,000	297,000	-	300,000

Warrants exercised for cash at $0.10 per
share	550,000	550	54,450	-	55,000

Net loss for the year ended
June 30, 2011	-	-	-	(540,166)	(540,166)

Balance, June 30, 2011	44,206,877	44,207	10,896,972	(10,954,040)	(12,861)

Common stock and warrants issued
for cash at $0.10 per share	456,131	456	45,157	-	45,613

Common stock issued for services
at $0.10 per share	855,462	855	84,691	-	85,546

Common stock issued for services
at $0.16 per share	5,000,000	5,000	795,000	-	800,000

Net loss for the year ended
June 30, 2012	-	-	-	(817,981)	(817,981)

Balance, June 30, 2012	50,518,470	$50,518	$11,821,820	$(11,772,021)	$100,317

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
(FKA IVANY NGUYEN, INC.)
Statements of Cash Flows

	For the Year Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(817,981)	$(540,166)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued for services	772,285	155,000
Depreciation	355	1,266
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	(26,630)
(Increase) decrease in accounts receivable	-	11,865
Increase (decrease) in accounts payable	(42,625)	527

Net Cash Used in Operating Activities	(87,966)	(398,138)

INVESTING ACTIVITIES

Purchase of computer equipment	(2,988)	-

Net Cash Used in Investing Activities	(2,988)	-

FINANCING ACTIVITIES

Proceeds from common stock	45,613	355,000
Borrowings from shareholder	24,597

Net Cash Provided by Financing Activities	70,210	355,000

NET (DECREASE) IN CASH	(20,744)	(43,138)
CASH AT BEGINNING OF YEAR	26,323	69,461

CASH AT END OF YEAR	$5,579	$26,323

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for prepaid expenses	$800,000	$72,000

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2012 and 2011

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business

Myriad Interactive Media, Inc. (Fka Ivany Mining, Inc.) (referred to as the “Company”) is an interactive marketing and development firm based in Toronto, Canada. The Company designs and develops customized marketing plans, social media marketing campaigns, pay per click, and search engine marketing. The Company also develops in house web and mobile applications. The Company’s marketing division is focused on search engine marketing and Pay Per Click campaigns.  The Company’s design team specializes in full design services ranging from print media to website design.  The Company’s web development team specializes in full web development solutions from custom high-end database development to standard design.

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

Reclassification of Financial Statement Accounts

Certain amounts in the June 30, 2011 financial statements have been reclassified to conform to the presentation in the June 30, 2012 financial statements.

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

June 30, 2012 and 2011

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

Revenue Recognition Policy

The Company recognizes revenues when the services are completed and accepted by the customer.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to net loss before provision for income taxes for the following reasons:

	June 30, 2012	June 30, 2011
Income tax expense at statutory rate	$(319,013)	$(210,665)
Common stock issued for services	290,805	50,064
Fair value of stock options issued for services	—	—
Valuation allowance	28,207	160,601
Income tax expense per books	$—	$—

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2012 and 2011

NOTE 1 – COMPANY BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (continued)

Net deferred tax assets consist of the following components as of:

	June 30, 2012	June 30, 2011
NOL carryover	$3,443,120	$3,414,912
Valuation allowance	(3,443,120)	(3,414,912)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $8,828,513 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Prepaid Expenses

On January 31, 2012, the Company issued 5,000,000 shares of its common stock valued at $800,000 under a 6 months consulting agreement. The Company is amortizing the value of the shares over the term of the contract leaving a balance of $139,891 as prepaid expense as of June 30, 2012.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the years ended June 30, 2012 and 2011 the Company paid $96,457 and $320,587 in combined fees and expense reimbursements to its executive officers.

The Company has an amount due to shareholders of $25,124 and $527 as of June 30, 2012 and 2011, respectively. The amount is for the reimbursement of expenses paid for the Company by the shareholder and amounts loaned to help fund operations.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2012 and 2011

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on June 30, 2012 and 2011:

	2012	2011
Computer Equipment	$9,052	$6,064
Accumulated Depreciation	(6,419)	(6,064)
Net Property and Equipment	$2,633	$—

Depreciation expense for the years ended June 30, 2012 and 2011 was $355 and $1,266, respectively.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2011, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2012 and 2011, 50,518,470 and 44,206,877 shares were issued and outstanding, respectively.

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

During the year ended June 30, 2012, the Company issued 456,131 shares of common stock with 456,131 attached warrants for $45,613. The warrants are exercisable for a one year period at an exercise price of $0.15. The Company valued these warrants using the Black-Scholes valuation model using the assumptions detailed in footnote 7 and attributed a total of $26,007 of the total $45,613 proceeds to the warrants based on their relative fair value. The Company also issued 5,000,000 shares of common stock to a consultant for services performed. The stock was valued at $800,000 based on the per share trading price on the grant date. The services are being expensed over the twelve month contract. The remaining balance of the prepaid consulting fees was $139,891 as of June 30, 2012. The Company also issued 855,462 shares of common stock to its legal counsel as payment for services previously provided. The stock was valued at $85,546 based on the per share trading price on the grant date. 1

NOTE 6 – STOCK OPTIONS AND WARRANTS

The estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses is determined using the Black-Scholes evaluation model. During the years ended June 30, 2012 and 2011 no compensatory common stock purchase options were granted.

During the year ended June 30, 2011, the Company issued 3,000,000 warrants in conjunction with common stock sold for cash. These warrants have a two year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 142% to 147%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.12 to $0.20.

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2012 and 2011

NOTE 6 – STOCK OPTIONS AND WARRANTS (CONTINUED)

During the year ended June 30, 2012, the Company issued 456,131 warrants in conjunction with common stock sold for cash. These warrants have a one year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 300% to 330%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.08 to $0.20. Changes in stock options during the years ended June 30, 2012 and 2011 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2010	1,000,000	$0.20	$200,000
Exercisable, June 30, 2010	1,000,000	0.20	200,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2011	1,000,000	0.20	200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	1,000,000	$0.20	$200,000
Exercisable, June 30, 2012	1,000,000	$0.20	$200,000

Changes in stock purchase warrants during the years ended June 30, 2012 and 2011 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2010	21,569,613	0.10	$2,156,961
Exercisable, June 30, 2010	21,569,613	0.10	2,156,961
Granted	3,000,000	0.15	450,000
Exercised	(550,000)	0.10	(55,000)
Cancelled	—	—	—
Outstanding, June 30, 2011	24,019,613	0.11	2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961
Granted	456,131	0.15	68,420
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	24,475,744	$0.11	$2,620,381
Exercisable, June 30, 2012	24,475,744	$0.11	$2,620,381

MYRIAD INTERACTIVE MEDIA, INC.

(fka IVANY NGUYEN, INC.)

Notes to the Financial Statements

June 30, 2012 and 2011

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On March 30, 2012 the Company issued 855,462 shares of its common stock to its legal counsel for services rendered. The settlement agreement provides that the Company will pay the difference between the liability settled in shares and the net proceeds from the sale of the shares if the net proceeds is less than the liability settled. As of June 30, 2012 the Company had a contingent liability of approximately $0.09 per share or $76,992 to its legal counsel.

NOTE 8 – SUBSEQUENT EVENTS

On August 1, 2012, the Company entered into a consulting agreement requiring payments of $25,000 in month 1 and $32,000 in months 2 through 6. The fee may be paid in cash or shares of the Company’s common stock.

On July 31, 2012, the Company obtained $42,500 in financing from Asher Enterprises, Inc. under the terms of a Convertible Promissory Note and related Securities Purchase Agreement.  The Convertible Promissory Note bears interest at a rate of 8% per year and is convertible at a conversion price equal to 55% of the market price of the Company’s common stock on the conversion date.

On September 16, 2012, the Company entered into an Agreement to acquire all rights to a social media software application known as “The Mingle Suite Application.”  The Agreement calls for a total purchase price of $250,000 to be paid as follows:

•

Issuance of 5,000,000 shares of our common stock, to be valued at $75,000; and

•

Issuance of a Promissory Note in the amount of $175,000, payable on or before October 1, 2014.

The Company’s obligation to repay the Note in full is conditional upon the seller generating a minimum of $500,000 in sales of the Mingle Suite Application on or before the due date of October 1, 2014. If the seller does not generate the minimum required sales, the Note shall be re-paid on a pro rata basis provided a minimum of $250,000 in sales is generated on or before the due date.

The Company has analyzed its operations subsequent to June 30, 2012 through the date of this report and has determined that there are no additional material subsequent events to disclose.

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (2)
10.1	Stock Option Agreement with Leandro Dumlao(3)
10.2	Stock Option Agreement with Hercules Galang(3)
10.3	Agreement with Edgewater Wireless Systems, Inc.(4)
10.4	Convertible Promissory Note to Asher Enterprises, Inc. dated July 31, 2012
10.5	Note Purchase Agreement with Asher Enterprises, Inc. dated July 31, 2012
10.6	Agreement with Kalim Khan dated September 19, 2012
10.7	Consulting Agreement with Green International Group
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1

Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.

2

Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

3

Incorporated by reference to Annual Report on Form 10-K for the period ended June 30, 2011, filed October 26, 2011.

4

Incorporated by reference to Quarterly Report on Form 10-Q for the period ended December 31, 2011, filed February 14, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myriad Interactive Media, Inc.

By:	_/s/ Derek Ivany__________________
Derek Ivany President, Chief Executive Officer, Chief Financial Officer, and Director
October 15, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	_/s/ Derek Ivany__________________
Derek Ivany President, Chief Executive Officer, Chief Financial Officer and Director
October 15, 2012

By:	_/s/ Leandro Dumlao________________
Leandro Dumlao, Director
October 15, 2012

By:	_/s/ Hercules Galang_________________
Hercules Galang, Director
October 15, 2012