Form 10-Q
period 2012-09-30
Myriad Interactive Media, Inc.
filed 2012-11-14
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,518,470 as of November 9, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of September 30, 2012 and June 30, 2012(unaudited);
F-2	Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2012 and 2011 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	June 30,
	2012	2012
	(unaudited)
CURRENT ASSETS

Cash	$4,719	$5,579
Accounts receivable	2,008	-
Prepaid expenses	-	139,891

Total Current Assets	6,727	145,470

EQUIPMENT, net	2,452	2,633

TOTAL ASSETS	$9,179	$148,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,013	$22,662
Due to shareholder	42,303	25,124
Convertible note payable	42,500	-
Customer deposits	9,130	-

Total Current Liabilities	113,946	47,786

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 50,518,470 and 50,518,470
shares issued and outstanding, respectively	50,518	50,518
Additional paid-in capital	11,866,256	11,821,820
Accumulated deficit	(12,021,541)	(11,772,021)

Total Stockholders' Equity (Deficit)	(104,767)	100,317
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$9,179	$148,103

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

REVENUES	$6,033	$3,169

OPERATING EXPENSES

Professional fees	225,509	44,441
General and administrative	29,204	10,667
Depreciation	262	-

Total Operating Expenses	254,975	55,108

LOSS FROM OPERATIONS	(248,942)	(51,939)

OTHER INCOME (EXPENSE)

Interest expense	(578)	-

Total Other Income (Expense)	(578)	-

LOSS BEFORE INCOME TAXES	(249,520)	(51,939)

INCOME TAX EXPENSE	-	-

NET LOSS	$(249,520)	$(51,939)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	50,518,470	44,206,877

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(249,520)	$(51,939)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	269	-
Common stock issued for services	139,891	-
Stock options granted for services	44,436	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	18,148
(Increase) in accounts receivable	(2,008)	-
Increase (decrease) in accounts payable	(2,649)	14,791
Increase in due to shareholder	17,179	460
Increase in deposits	9,130	-

Net Cash Used in Operating Activities	(43,272)	(18,540)

INVESTING ACTIVITIES
Purchase of computer equipment	(88)	-

Net Cash Used in Investing Activities	(88)	-

FINANCING ACTIVITIES
Proceeds from convertible note payable	42,500	-

Net Cash Provided by Financing Activities	42,500	-

NET DECREASE IN CASH	(860)	(18,540)
CASH AT BEGINNING OF PERIOD	5,579	26,323

CASH AT END OF PERIOD	$4,719	$7,783

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2012 and June 30, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp.  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements. The results of operations for the period ended September 30, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the three months ended September 30, 2012 the Company realized a net loss of $249,520 and has incurred an accumulated deficit of $12,021,541. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an amount due to shareholders of $42,303 as of September 30, 2012. The amount is for the reimbursement of expenses paid for the Company by the shareholder, amounts loaned to help fund operations, and amounts owed to the shareholder for consulting services.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On July 31, 2012, the Company issued a convertible promissory note in the amount of $42,500.  The note is due on May 2, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

NOTE 5 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of September 30, 2012, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of September 30, 2012, 50,518,470 common shares were issued and outstanding.

NOTE 6 – STOCK OPTIONS AND WARRANTS

The estimated value of the compensatory common stock purchase options and warrants granted to non-employees in exchange for services and financing expenses is determined using the Black-Scholes evaluation model.

During the three months ended September 30, 2012, the Company issued 3,000,000 options for services performed by consultants. These options have a one year life and an exercise price of $0.10 and were valued at a total of $44,436. The Company calculated a relative fair value for these options based on a volatility of 305%, a risk-free interest rate of .17% and a stock price on the date of issuance of $0.02.

During the year ended June 30, 2012, the Company issued 456,131 warrants in conjunction with common stock sold for cash. These warrants have a one year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 300% to 330%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.08 to $0.20. Changes in stock options during the periods ended September 30, 2012 and June 30, 2012 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2011	1,000,000	$0.20	$200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	1,000,000	0.20	200,000
Exercisable, June 30, 2012	1,000,000	0.20	200,000
Granted	3,000,000	0.10	300,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, September 30, 2012	4,000,000	$0.125	$500,000
Exercisable, September 30, 2012	4,000,000	$0.125	$500,000

NOTE 6 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock purchase warrants during the periods ended September 30, 2012 and June 30, 2012 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2011	24,019,613	0.11	$2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961
Granted	456,131	0.15	68,420
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	24,475,744	0.11	2,620,381
Exercisable, June 30, 2012	24,475,744	0.11	2,620,381
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, September 30, 2012	24,475,744	$0.11	$2,620,381
Exercisable, September 30, 2012	24,475,744	$0.11	$2,620,381

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2012 the Company purchased a software known as the Mingle Suite Application for 5,000,000 shares of its common stock and a promissory note in the amount $175,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

We are a Delaware corporation formed on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, Suite 128, Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-888-648-9366.  On July 6, 2011, we changed our name to Myriad Interactive Media, Inc.  Concurrently with the name change, we shifted our focus to the development of daily deal aggregation platform and social media marketing business.  We have formed an interactive marketing team consisting of industry experts in search engine marketing and social media marketing.  We plan to manage complex search programs and offer strategic insight into the design, development, launch and maintenance of such programs. In addition, we are focusing on the development of interactive media websites and plan to enter the mobile application market in the near future.

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

Mingle Suite Application

On September 19, 2012, we entered into an Agreement with Kalim Kahn to acquire all rights to a social media software application known as “The Mingle Suite Application.”  The closing date on the acquisition was October 1, 2012.  The Mingle Suite Application is a unique social media application that combines popular social media networks like Facebook, Twitter, Google+ and YouTube into one place. This will allow for seamless integration and ease of use for corporate clients looking for both an all-in-one solution for social media management, and a unique search engine optimization tool equipped with sophisticated analytics. The application was developed just over a year ago, and it is comparable to other popular social media platforms like HootSuite, Vitrue, Buddy Media & Radian6.

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

Results of operations for the three months ended September 30, 2012 and 2011.

During the three months ended September 30, 2012, we earned revenue of $6,033. We incurred operating expenses in the amount of $254,975 for the three months ended September 30, 2012, consisting of professional fees in the amount of $225,509, general and administrative expenses of $29,204, and depreciation of $262.  In addition, we incurred interest expense of $578.  As a result, we incurred a net loss of $249,520 for the three months ended September 30, 2012.  By comparison, for the three months ended September 30, 2011, we earned revenue of $3,169.  We incurred operating expenses of $55,108 during the three months ended September 30, 2011, consisting of professional fees in the amount of $44,441 and general and administrative expenses of $10,667.  We incurred a net loss of $51,939 during the three months ended September 30, 2011. Our professional fees increased due to the issuance of 800,000 shares of our common stock during January 2012.

As we go forward with development and deployment of our social media marketing, deal-aggregator platforms, and related lines of business, we anticipate that both our expenses and our revenues will increase substantially over the course of the next 12 to 18 months.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $6,727, consisting of cash in the amount of $4,719 and prepaid expenses in the amount of $2,008.  As September 30, 2012, we had current liabilities of $113,946, consisting of accounts payable and accrued expenses in the amount of $20,013, a payable due to a shareholder in the amount of $42,303, a convertible note payable in the amount of $42,500, and customer deposits of $9,130.  Accordingly, we had a working capital deficit of $107,219 as of September 30, 2012.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,021,521 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012.

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

Item 4. Mine Safety Disclosures

Not applicable.

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

Myriad Interactive Media, Inc.

Date:	November 14, 2012

By: /S/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

5