Form 10-Q
period 2012-12-31
Myriad Interactive Media, Inc.
filed 2013-02-14
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,978,470 as of February 13, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
5	Balance Sheets as of December 31, 2012 and June 30, 2012(unaudited);
6	Statements of Operations for the three months and six months ended December 31, 2012 and 2011 (unaudited);
7	Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (unaudited);
8	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets

ASSETS

	December 31,	June 30,
	2012	2012
	(unaudited)
CURRENT ASSETS

Cash	$6,460	$5,579
Accounts receivable	3,650	-
Prepaid expenses	-	139,891

Total Current Assets	10,110	145,470

EQUIPMENT, net	2,199	2,633

TOTAL ASSETS	$12,309	$148,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$21,357	$22,662
Due to shareholder	58,532	25,124
Convertible debt	65,000	-

Total Current Liabilities	144,889	47,786

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 50,518,470 and 50,518,470
shares issued and outstanding, respectively	50,518	50,518
Additional paid-in capital	11,866,256	11,821,820
Accumulated deficit	(12,049,354)	(11,772,021)

Total Stockholders' Equity (Deficit)	(132,580)	100,317
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$12,309	$148,103

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

REVENUES	$27,770	$1,593	$33,803	$4,762

OPERATING EXPENSES

Professional fees	32,653	12,382	258,162	56,823
General and administrative	21,829	11,999	51,033	22,666
Depreciation	254	-	516	-

Total Operating Expenses	54,736	24,381	309,711	79,489

LOSS FROM OPERATIONS	(26,966)	(22,788)	(275,908)	(74,727)

OTHER INCOME (EXPENSE)

Gain or (loss) on derivative		-		-
Interest expense	(847)	-	(1,425)	-

Total Other Income (Expense)	(847)	-	(1,425)	-

LOSS BEFORE INCOME TAXES	(27,813)	(22,788)	(277,333)	(74,727)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(27,813)	$(22,788)	$(277,333)	$(74,727)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	50,518,470	44,273,910	50,518,470	44,240,210

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	December 31,
	2012	2011
OPERATING ACTIVITIES

Net loss	$(277,333)	$(74,727)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	529	-
Common stock issued for services	139,891	-
Stock options granted for services	44,436
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	26,630
(Increase) decrease in accounts receivable	(3,650)	-
Increase (decrease) in accounts payable	(1,305)	12,370
Increase (decrease) in due to shareholder	20,990	-
Increase (decrease) in deposits	-	-

Net Cash Used in Operating Activities	(76,442)	(35,727)

INVESTING ACTIVITIES

Purchase of computer equipment	(95)	-

Net Cash Used in Investing Activities	(95)	-

FINANCING ACTIVITIES

Proceeds from common stock		10,000
Repayment of notes payable	-	-
Proceeds from notes payable	-	-
Repayment to shareholder	-	-
Borrowings from shareholder	12,418
Proceeds from convertible debt	65,000	-

Net Cash Provided by Financing Activities	77,418	10,000

NET DECREASE IN CASH	881	(25,727)
CASH AT BEGINNING OF PERIOD	5,579	26,323

CASH AT END OF PERIOD	$6,460	$596

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2012 and June 30, 2012

 NOTE 1 - CONDENSED FINANCIAL STATEMENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp.  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements. The results of operations for the period ended December 31, 2012 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the six months ended December 31, 2012 the Company realized a net loss of $277,333 and has incurred an accumulated deficit of $12,049,354. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an amount due to shareholders of $58,532 as of December 31, 2012. The amount is for the reimbursement of expenses paid for the Company by the shareholder, amounts loaned to help fund operations, and amounts owed to the shareholder for consulting services.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

On October 23, 2012, the Company issued a convertible promissory note in the amount of $22,500.  The note is due on July 25, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2012 and June 30, 2012

NOTE 5 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of December 31, 2012, the Company has no shares of preferred stock issued or outstanding.

Common stock The authorized common stock is 200,000,000 shares with a par value of $0.001. As of December 31, 2012, 50,518,470 shares were issued and outstanding.

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

During the year ended June 30, 2012, the Company issued 456,131 warrants in conjunction with common stock sold for cash. These warrants have a one year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 300% to 330%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.08 to $0.20. Changes in stock options during the periods ended December 31, 2012 and June 30, 2012 are as follows:

	Number	Weighted	Value
	Of	Average	if
	Options	Exercise Price	Exercised
Outstanding, June 30, 2011	1,000,000	$0.20	$200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	1,000,000	0.20	200,000
Exercisable, June 30, 2012	1,000,000	0.20	200,000
Granted	3,000,000	.10	300,000
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, December 31, 2012	4,000,000	$.125	$500,000
Exercisable, December 31, 2012	4,000,000	$.125	$500,000

Changes in stock purchase warrants during the periods ended December 31, 2012 and June 30, 2012 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2011	24,019,613	0.11	$2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961
Granted	456,131	0.15	68,420
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	24,475,744	0.11	2,620,381
Exercisable, June 30, 2012	24,475,744	0.11	2,620,381
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, December 31, 2012	24,475,744	$0.11	$2,620,381
Exercisable, December 31, 2012	24,475,744	$0.11	$2,620,381

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2012 and June 30, 2012

NOTE 7 – SUBSEQUENT EVENTS

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

Results of operations for the six months ended December 31, 2012 and 2011.

During the six months ended December 31, 2012, we earned revenue of $33,803. We incurred operating expenses in the amount of $309,711 for the six months ended December 31, 2012, consisting of professional fees in the amount of $258,162, general and administrative expenses of $51,033, and depreciation of $516.  In addition, we incurred interest expense of $1,425.  As a result, we incurred a net loss of $277,333 for the six months ended December 31, 2012.  By comparison, for the six months ended December 31, 2011, we earned revenue of $4,762.  We incurred operating expenses of $79,489 during the six months ended December 31, 2011, consisting of professional fees in the amount of $56,823 and general and administrative expenses of $22,666.  We incurred a net loss of $74,727 during the six months ended December 31, 2011. Our professional fees increased due to the issuance of 3,000,000 options  to purchase our common stock during the three months ended September 30, 2012.

As we go forward with development and deployment of our social media marketing, deal-aggregator platforms, and related lines of business, we anticipate that both our expenses and our revenues will increase substantially over the course of the next 12 to 18 months.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $10,110, consisting of cash in the amount of $6,460 and accounts receivable in the amount of $3,650.  As December 31, 2012, we had current liabilities of $144,889, consisting of accounts payable and accrued expenses in the amount of $21,357, a payable due to a shareholder in the amount of $58,532, a convertible note payable in the amount of $65,000.  Accordingly, we had a working capital deficit of $134,779 as of December 31, 2012.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

During 2012, we obtained $65,000 in financing from Asher Enterprises, Inc. under the terms of  Convertible Promissory Notes and related Securities Purchase Agreements.  The Notes issued to Asher Enterprises bear interest at a rate of 8% per year and are convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date. For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date. The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,049,354 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2012.

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

Myriad Interactive Media, Inc.

Date:	February 13, 2013

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director