Form 10-Q
period 2013-03-31
Myriad Interactive Media, Inc.
filed 2013-05-15
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,518,470 as of May 12, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of March 31, 2013 and June 30, 2012(unaudited);
F-2	Statements of Operations for the three months and nine months ended March 31, 2013 and 2012 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets

ASSETS

	March 31, 2013	June 30, 2012
	(unaudited)
CURRENT ASSETS

Cash	$36,843	$5,579
Accounts receivable	3,650	-
Deposits	992	-
Prepaid expenses	29,053	139,891

Total Current Assets	70,538	145,470

PROPERTY AND EQUIPMENT, net	16,588	2,633

TOTAL ASSETS	$87,126	$148,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$12,068	$22,662
Due to shareholder	77,241	25,124
Convertible debt, net	121,715	-
Derivative liablility	51,960	-

Total Current Liabilities	262,984	47,786

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 50,518,470 and 50,518,470
shares issued and outstanding, respectively	52,143	50,518
Additional paid-in capital	11,897,131	11,821,820
Accumulated deficit	(12,125,132)	(11,772,021)

Total Stockholders' Equity (Deficit)	(175,858)	100,317
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$87,126	$148,103

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

REVENUES	$46,894	$32,365	$52,927	$37,127

OPERATING EXPENSES

Professional fees	41,623	304,771	299,785	361,594
General and administrative	25,482	27,797	76,515	50,463
Depreciation	1,163	109	1,679	109

Total Operating Expenses	68,268	332,677	377,979	412,166

LOSS FROM OPERATIONS	(21,374)	(300,312)	(325,052)	(375,039)

OTHER INCOME (EXPENSE)

Gain or (loss) on derivative		-	29,065	-
Interest expense - derivative			(52,740)
Interest expense	(2,959)	-	(4,384)	-

Total Other Income (Expense)	(2,959)	-	(28,059)	-

LOSS BEFORE INCOME TAXES	(24,333)	(300,312)	(353,111)	(375,039)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(24,333)	$(300,312)	$(353,111)	$(375,039)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	50,518,470	47,740,882	52,143,470	45,390,309

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(353,111)	$(375,039)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,700	109
Amortization of debt discount	14,215	-
Common stock issued for services	139,891	85,546
Stock options granted for services	44,436	-
Amortization of expenses prepaid with common stock	-	262,295
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(29,053)	-
(Increase) decrease in accounts receivable	(3,650)	-
Increase (decrease) in accounts payable	(10,594)	(36,168)
Increase (decrease) in due to shareholder	52,117	-
Increase (decrease) in derivative liability	51,960	-
Increase (decrease) in debt discount	(42,500)	-
Increase (decrease) in deposits	(992)	-
Net Cash Used in Operating Activities	(135,581)	(63,257)

INVESTING ACTIVITIES
Purchase of property and equipment	(15,655)	(3,071)

Net Cash Used in Investing Activities	(15,655)	(3,071)

FINANCING ACTIVITIES
Proceeds from common stock	32,500	41,500
Repayment of notes payable	-	-
Proceeds from notes payable	-	-
Repayment to shareholder	-	-
Borrowings from shareholder	-
Proceeds from convertible debt	150,000	-
Net Cash Provided by Financing Activities	182,500	41,500

NET DECREASE IN CASH	31,264	(24,828)
CASH AT BEGINNING OF PERIOD	5,579	26,323

CASH AT END OF PERIOD	$36,843	$1,495

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-
Common stock issued for prepaid expenses	$-	$800,000

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

On July 6, 2011, the Company’s board of directors approved a merger with its wholly-owned subsidiary, Myriad Acquisition Corp.  As part of the merger with the wholly owned subsidiary, the Company’s board authorized a change in the name of the company to “Myriad Interactive Media, Inc.”

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 is not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. During the nine months ended March 31, 2013 the Company realized a net loss of $353,111 and has incurred an accumulated deficit from inception of $12,125,132. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company has an amount due to shareholders of $77,241 as of March 31, 2013. The amount is for the reimbursement of expenses paid for the Company by the shareholder, amounts loaned to help fund operations, and amounts owed to the shareholder for consulting services.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On July 31, 2012, the Company issued a convertible promissory note in the amount of $42,500.  The note is due on May 2, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. Pursuant to this conversion feature, the Company recorded a discount on debt in the amount of $42,500 when the note became convertible 180 days after the note date. As of March 31, 2013 the Company had amortized $14,215 of the discount as interest expense.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2013

NOTE 4 – CONVERTIBLE NOTES PAYABLE (continued)

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

On March 19, 2013, the Company issued a convertible promissory note in the amount of $47,500.  The note is due on December 26, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On February 4, 2013, the Company issued a convertible promissory note in the amount of $37,500.  The note is due on November 6, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

NOTE 5– DERIVATIVE LIABILITY

On July 31, 2012, the Company issued a convertible promissory note in the amount of $42,500.  The loan becomes convertible,180 days after date of the note into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The exercise price of these warrants are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  As a result, the Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.022 to $0.016, exercise price of $0.011 to $0.0017, dividend yield of zero, years to maturity of 0.26 to .09, risk free rate of 0.07 to 0.11 percent, and annualized volatility of 717 to 283 percent.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  On January 27, 2013 the Company recorded a derivative liability of $81,022. On March 31, 2013, the Company revalued the derivative liability at $51,957 and the Company recognized a corresponding gain on derivative liability of $29,065 in conjunction with this revaluation.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2013

NOTE 6 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of March 31, 2013, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of March 31, 2013, 52,143,470 shares were issued and outstanding.

During the three months ended March 31, 2013 the Company issued 1,625,000 shares of common stock for cash of $32,500.

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

During the year ended June 30, 2012, the Company issued 456,131 warrants in conjunction with common stock sold for cash. These warrants have a one year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 300% to 330%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.08 to $0.20. Changes in stock options during the periods ended March 31, 2013 and June 30, 2012 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2011	1,000,000	$0.20	$200,000
Exercisable, June 30, 2011	1,000,000	0.20	200,000
Granted	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	1,000,000	0.20	200,000
Exercisable, June 30, 2012	1,000,000	0.20	200,000
Granted	3,000,000	.10	300,000
Exercised	—	—	—
Expired	4,000,000	—	—
Cancelled	—	—	—
Outstanding, March 31, 2013	—	—	—
Exercisable, March 31, 2013	—	—	—

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2013

NOTE 7 – STOCK OPTIONS AND WARRANTS (continued)

Changes in stock purchase warrants during the periods ended March 31, 2013 and June 30, 2012 are as follows:

		Weighted
	Number	Average	Value
	Of	Exercise	if
	Options	Price	Exercised
Outstanding, June 30, 2011	24,019,613	0.11	$2,551,961
Exercisable, June 30, 2011	24,019,613	0.11	2,551,961
Granted	456,131	0.15	68,420
Exercised	—	—	—
Cancelled	—	—	—
Outstanding, June 30, 2012	24,475,744	0.11	2,620,381
Exercisable, June 30, 2012	24,475,744	0.11	2,620,381
Granted	—	—	—
Exercised	—	—	—
Expired	24,475,744	—	—
Cancelled	—	—	—
Outstanding, March 31, 2013	—	—	—
Exercisable, March 31, 2013	—	—	—

  NOTE 8 – SUBSEQUENT EVENTS

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

Results of operations for the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, we earned revenue of $46,894. We incurred operating expenses in the amount of $68,268 for the three months ended March 31, 2013, consisting of professional fees in the amount of $41,623, general and administrative expenses of $25,482, and depreciation of $1,163. In addition, we incurred interest expense of $2,959. As a result, we incurred a net loss of $24,333 for the three months ended March 31, 2013.  By comparison, for the three months ended March 31, 2012, we earned revenue of $32,365.  We incurred operating expenses of $332,677 during the three months ended March 31, 2012, consisting of professional fees in the amount of $304,771 and general and administrative expenses of $27,797.  We incurred a net loss of $300,312 during the three months ended March 31, 2012. Our professional fees decreased due to the Company incurring less stock compensation expense related to the issuance of common stock for services.

Results of operations for the nine months ended March 31, 2013 and 2012.

During the nine months ended March 31, 2013, we earned revenue of $52,927. We incurred operating expenses in the amount of $377,979 for the nine months ended March 31, 2013, consisting of professional fees in the amount of $299,785, general and administrative expenses of $76,515, and depreciation of $1,679.  In addition, we incurred interest expense of $4,384.  As a result, we incurred a net loss of $353,111 for the nine months ended March 31, 2013.  By comparison, for the nine months ended March 31, 2012, we earned revenue of $37,127.  We incurred operating expenses of $412,166 during the nine months ended March 31, 2012, consisting of professional fees in the amount of $361,594 and general and administrative expenses of $50,463.  We incurred a net loss of $375,039 during the nine months ended March 31, 2012. Our professional fees decreased due to the Company incurring less stock compensation expense related to the issuance of common stock for services.

As we go forward with development and deployment of our social media marketing, deal-aggregator platforms, and related lines of business, we anticipate that both our expenses and our revenues will increase substantially over the course of the next 12 to 18 months.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $70,538, consisting of cash in the amount of $36,843, deposits in the amount of $992, prepaid expenses in the amount of $29,053, and accounts receivable in the amount of $3,650.  As March 31, 2013, we had current liabilities of $262,984, consisting of accounts payable and accrued expenses in the amount of $12,068, a payable due to a shareholder in the amount of $77,241, a convertible note payable in the amount of $121,715, and a derivative liability of $51,960.  Accordingly, we had a working capital deficit of $192,446 as of March 31, 2013.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,125,132 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2013.

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

Myriad Interactive Media, Inc.

Date:	May 15, 2013

By: /s/Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director