Form 10-K
period 2013-06-30
Myriad Interactive Media, Inc.
filed 2013-10-15
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $1,422,267 as of December 31, 2012.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  82,225,352 as of October 14, 2013.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	23

 PART I

Item 1.   Business

Principal Place of Business

Our principal offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.

Description of Business

We are a Delaware corporation formed on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-800-427-1103.  On July 6, 2011, we changed our name to Myriad Interactive Media, Inc.  Concurrently with the name change, we shifted our focus to the the web development and internet marketing sector. We have formed an interactive marketing team consisting of industry experts in search engine marketing and social media marketing.  We plan to manage complex search programs and offer strategic insight into the design, development, launch and maintenance of such programs. In addition, we are focusing on the development of interactive media websites and mobile applications. Myriad Interactive Media, Inc. currently owns two flagship technologies that the company has developed and continues to develop called MingleSuite and MyMobiPoints.com. Our MingleSuite technology is a social media aggregation platform which embeds all of a client’s social media networks into one centralized location where they can install our platform onto their website. Our MyMobiPoints.com mobile application and back-end dashboard is a sophisticated enterprise solution which allows businesses a customized application which serves as a social media loyalty program, where users earn points that are redeemable for products and services that a business offers in exchange for sharing social content and becoming a brand ambassador of that business.

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

Mingle Suite Application

On September 16, 2012, we entered into an Agreement with Kalim Kahn to acquire all rights to a social media software application known as “The Mingle Suite Application.”  The Mingle Suite Application is a unique social media application that combines popular social media networks like Facebook, Twitter, Google+ and YouTube into one place. This will allow for seamless integration and ease of use for corporate clients looking for both an all-in-one solution for social media management, and a unique search engine optimization tool equipped with sophisticated analytics. The application was is comparable to other popular social media platforms like HootSuite, Vitrue, Buddy Media & Radian6.

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

On July 24, 2013, we entered into an asset purchase agreement with Brazo River Technologies, LLC. Under the Agreement, we acquired all rights to the MyMobiPoints application, including the source code for the application and the MyMobiPoints web domain. MyMobiPoints is a social media points application which we plan to use to enhance our MingleSuite social media technology with a slate of features for mobile device users. The technology is a social media technology that tracks the sharing of content by users where they are awarded pre-set points that are custom to the mobile app technology and integrated within a loyalty points system. These points are redeemable towards products and services that the app client directors towards the app user. It is a sophisticated and modern loyalty points system, and a tremendous asset to the Myriad technology portfolio.  As the purchase price for these assets, we agreed to issue a total of 8,500,000 shares

Employees

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

Our Executive Offices

Our principal executive offices are located at, Ingram Drive, suite 128 Toronto, Ontario, Canada M6M 2L7. Our mailing address is the same. Our telephone number is 1-800-427-1103.

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

Our agent for service of process in Delaware is Corporation Service Company, 2711 Centerville Rd., Suite 400, Wilmington, DE 19808.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2013.

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

Fiscal Year Ended June 30, 2013
Quarter Ended	High $	Low $
September 30, 2012	$0.1	$0.0081
December 31, 2012	$0.075	$0.009
March 31, 2013	$0.04	$0.012
June 30, 2013	$0.015	$0.011

Fiscal Year Ended June 30, 2012
Quarter Ended	High $	Low $
September 30, 2011	$0.75	$0.0221
December 31, 2011	$0.20	$0.10
March 31, 2012	$0.17	$0.051
June 30, 2012	$0.15	$0.051

On October 11, 2013, the last sales price per share of our common stock was $0.008.

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

Holders of Our Common Stock

As of October 14, 2013, we had 82,225,352 shares of our common stock issued and outstanding, held by 109 shareholders of record, as well as other stockholders who hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

On October 18, 2007, our Board of Directors approved the adoption of the 2007 Stock Option Plan of Ivany Mining, Inc. (the “Plan”).  On July 24, 2008, we filed a Registration Statement on Form S-8 to register with the Securities and Exchange Commission (the “Commission”) 5,000,000 shares of our common stock, par value $0.001 per share, which may be issued by us upon the exercise of options granted, or other awards made, pursuant to the terms of the Plan.  A copy of the Plan was filed as an exhibit with the Form S-8 on July 24, 2008. Options to purchase total of 5,500,000 shares are currently issued and outstanding under the plan. The Plan provides that we may issue total options to purchase a number of common shares which is not greater than 15% of our total issued and outstanding common stock.

Recent Sales of Unregistered Securities

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

On April 26, 2013, we issued 500,000 shares of common stock to Christian Jensen as compensation under a consulting agreement.

On July 3, 2013, we issued 1,000,000 shares of common stock to Anubis Partners, LLC as compensation under a consulting agreement.

On July 23, 2013, we made a restricted incentive issuance of 2,000,000 shares of Class A Convertible Preferred Stock to our President and CEO, Derek Ivany.

On July 24, 2013, we issued a total of 8,500,000 shares to two companies, Brazo River Technologies, LLC and Tickerlogix, Inc., in connection with our acquisition of the MyMobiPoints application and web domain.

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

Results of Operations for the years ended June 30, 2013 and 2012.

We have earned total revenues in the amount of $63,852 during our fiscal year ended June 30, 2013.  We incurred total expenses in the amount of $537,879, our total other expenses was $101,775, resulting in a net loss of $575,802 for the fiscal year ended June 30, 2013. Our operating expenses consisted of professional fees in the amount of $345,467, general and administrative expenses of $138,222, and depreciation and amortization in the amount of $54,190. Our other expenses consisted of loss on settlement of debt of $20,644, amortization of debt discount of $65,000, interest expense - derivative or 11,646, and interest expense of $4,485.

By comparison, during the fiscal year ended June 30, 2012, we earned total revenues in the amount of $74,769. We incurred total expenses in the amount of $892,750, resulting in a net loss of $817,981 for the fiscal year ended June 30, 2012. Our operating expenses consisted of professional fees in the amount of $781,070, general and administrative expenses of $111,317, and depreciation in the amount of $363.

Our losses are attributable to operating expenses together with insufficient revenues.  We anticipate that both our operating expenses and our revenues will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $26,608, consisting of cash in the amount of $3,340, accounts receivable of $5,218, deposits of $950, and prepaid expenses in the amount of $17,100.  As of June 30, 2013, we had current liabilities of $263,590, consisting of accounts payable in the amount of $68,392, accrued expenses – related party in the amount of $53,987, convertible debt net of debt discount in the amount of $122,500 and a payable due to a shareholder in the amount of $18,711.  Accordingly, we had negative working capital of $236,982 as of June 30, 2013.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Subsequent to the reporting period, we have obtained $65,000 in financing from Asher Enterprises, Inc. under the terms of two Convertible Promissory Notes and related Securities Purchase Agreements.  The Notes issued to Asher Enterprises bears interest at a rate of 8% per year and is convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date. For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date. The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,347,823 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2013, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2013.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 6, 2010 are as follows:

Name	Age	Position(s) and Office(s) Held
Derek Ivany	30	President, Chief Executive Officer, Chief Financial Officer, and Director
Leandro Dumlao	37	Director
Hercules Galang	39	Director

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

For the fiscal year ending June 30, 2013, the board of directors:

1.

Reviewed and discussed the audited financial statements with management, and

2.

Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2013 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

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

Code of Ethics

As of June 30, 2013, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our sole executive officer, Derek Ivany, currently receives a cash salary of $8,000 per month.  This compensation is intended to provide Mr. Ivany with fair cash compensation for the time he dedicates to our business, subject to our current financial constraints.  Subsequent to the end of our fiscal year, on July 24, 2013, we granted Mr. Ivany immediately vested options to purchase 3,000,000 shares of our common stock at a price of $0.005 per share.  These options are exercisable for a period of two years. The issuance of these options was intended to provide a balance of incentives for our officer by providing the potential for net value to the officer upon an immediate increase in the value of the company, while also allowing an opportunity for the officer to earn greater value by way of a larger and sustained increase in the value of the company over time.  On August 22, 2013, we issued a total of 2,000,000 shares of our Class A Convertible Preferred Stock to Mr. Ivany.  Holders of Class A Convertible Preferred Stock are entitled to vote together with the holders of our common stock on all matters submitted to shareholders at a rate of one hundred (100) votes for each share held. Holders of Class A Convertible Preferred Stock are also entitled, at their option, to convert their shares into shares of our common stock on a 1 for 1 basis.  The award of Class Convertible Preferred Stock to Mr. Ivany is subject to a Restricted Stock Award Agreement under which the shares are generally subject to forfeiture in the event that Mr. Ivany leaves the company within the next two years.  The intent of this award was to provide Mr. Ivany with additional incentives for loyalty and longevity in his service to the company.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, President, CEO, CFO and director	2013 2012	96,000 0	0 0	0 0	0 0	0 0	0 0	0 0	96,000 72,000

Narrative Disclosure to the Summary Compensation Table

Derek Ivany, our current CEO and CFO, was paid a salary of $96,000 pursuant to his $8,000 per month arrangement during the fiscal year ended June 30, 2013. Of the $96,000 Mr. Ivany received $42,013 in cash and the balance of $53,987 was recorded by the Company as salary payable to Mr. Ivany. Mr. Ivany’s periodic cash compensation is not the subject of a written agreement, but it has been approved by resolution of our Board of Directors.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	0	0	0	n/a	n/a	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	96,000	0	0	0	0	0	96,000
Leandro Dumlao	0	0	0	0	0	0	0
Hercules Galang	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

Our directors do not currently receive any cash compensation from the Company for their service as members of the Board of Directors of the Company.  The figure above for Derek Ivany reflects compensation received in his capacities as an employee and/or named executive officer.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

    Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 9, 2013, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 82,225,352 shares of common stock issued and outstanding on October 9, 2013.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 7 Ingram Drive Suite 128 Toronto Ontario M6M 2L7 Canada	11,112,020(1)	13.51%
Common	Leandro Dumlao 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	0	0%
Common	Hercules Galang 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	0	0%
Common	Total all executive officers and directors	11,112,020	13.51%

Common	5% Shareholders
Common	Firebird Global Master Fund, Ltd. c/o Trident Trust Company (Cayman) Limited 1 Capital Place, P.O. Box 847 Grand Cayman, Cayman Islands FGS Advisors, LLC, Investment Manager	5,000,000(2)	6.08%

Common	Victor Cantore 8720 Rue Du Frost St. Leonard, Quebec H1P 2Z5	5,104,001	6.21%

Common	Viral Desk, Inc. 72 Cordella Ave. Toronto, ON M6N 2J6 Canada	5,625,000(3)	6.84%

*The percentages shown reflect immediately exercisable options and warrants held by the named shareholders, as well as the current issued and outstanding common stock held by these shareholders, divided by the total number of actual shares currently issued and outstanding.

(1)Included in the calculation of the beneficial ownership for Mr. Ivany are 112,020 shares held in street name, 3,000,000 issuable upon exercise of certain stock options which are immediately exercisable and expire on July 24, 2015, and 2,000,000 issuable upon conversion of Class A Convertible Preferred Shares.

(2)FGS Advisors, LLC (“FGS”) serves and the Investment Manager of Firebird Global Master Fund, Ltd. (“Firebird”) and controls the investment and trading activities of Firebird. James Passin and Harvery Sawikin are managers and controlling principals of FGS. In their respective capacities, FGS, Mr. Passin, and Mr. Sawikin exercise voting and investment power with respect to the securities held by Firebird.

(3)Sergii Petryk is the President of Viral Desk, Inc. and, in that capacity, voting and investment power with respect to the securities held by Viral Desk, Inc.

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

1.

On July 29, 2011, under the terms of the 2007 Stock Option Plan, we awarded each of our newly-appointed directors, Leandro Dumlao and Hercules Galang, immediately vested options to purchase 1,500,000 shares of our common stock at an exercise price of $0.10 per share. These options were exercisable for a period of two years.

2.

On July 24, 2013, under the terms of the 2007 Stock Option Plan, we granted our President and CEO, Mr. Ivany immediately vested options to purchase 3,000,000 shares of our common stock at a price of $0.005 per share.

3.

On August 22, 2013, we issued a total of 2,000,000 shares of our Class A Convertible Preferred Stock to Mr. Ivany.  The award of Class Convertible Preferred Stock to Mr. Ivany is subject to a Restricted Stock Award Agreement under which the shares are generally subject to forfeiture in the event that Mr. Ivany leaves the company within the next two years.

4.

On January 22, 2013 the Company borrowed $9,928 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on January 22, 2014. The note is collateralized by 1,241,810 shares of the Company’s common stock.

5.

On February 26, 2013 the Company borrowed $8,783 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on February 26, 2014.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$13,750	$0	$0	$0
2012	$11,750	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

MYRIAD INTERACTIVE MEDIA, INC.

FINANCIAL STATEMENTS

JUNE 30, 2013

Report of Independent Registered Public Accounting Firm

             F - 1

Balance Sheets as of June 30, 2013 and 2012

F - 2

Statements of Operations and Other Comprehensive

Income for the years ended June 30, 2013 and 2012

F - 3

Statement of Stockholders’ Equity (Deficit) as of

June 30, 2013

F - 4

Statements of Cash Flows for the years ended

June 30, 2013 and 2012

F - 5

Notes to Financial Statements

F – 7

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Myriad Interactive Media, Inc.

Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Myriad Interactive Media, Inc. as of June 30, 2013 and 2012, and the related statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myriad Interactive Media, Inc. as of June 30, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Myriad Interactive Media, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 14, 2013

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets

ASSETS

	June 30,	June 30,
	2013	2012
CURRENT ASSETS

Cash	$3,340	$5,579
Accounts receivable	5,218	-
Deposits	950	-
Prepaid expenses	17,100	139,891
Total Current Assets	26,608	145,470

PROPERTY AND EQUIPMENT, net	3,475	2,633
INTANGIBLE ASSETS, net	221,507	-
TOTAL ASSETS	$251,590	$148,103

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$68,392	$22,662
Accrued expenses, related party	53,987	-
Convertible debt, net	122,500	-
Due to shareholder	18,711	25,124
Total Current Liabilities	263,590	47,786

LONG-TERM LIABILITIES

Notes payable	166,250	-
TOTAL LIABILITIES	429,840	47,786

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 75,401,892 and 50,518,470
shares issued and outstanding, respectively	75,401	50,518
Additional paid-in capital	12,154,717	11,821,820
Deferred compensation	(72,299)	-
Accumulated other comprehensive loss	11,754	-
Accumulated deficit	(12,347,823)	(11,772,021)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(178,250)	100,317
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$251,590	$148,103

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income

	For the Year Ended
	June 30,
	2013	2012

REVENUES	$63,852		$74,769

OPERATING EXPENSES
Professional fees	345,467		781,070
General and administrative	138,222		111,317
Depreciation and amortization	54,190		363

Total Operating Expenses	537,879		892,750

LOSS FROM OPERATIONS	(474,027)		(817,981)

OTHER INCOME (EXPENSE)
Loss on debt settlement	(20,644)		-
Amortization of debt discount	(65,000)		-
Interest expense - derivative	(11,646)		-
Interest expense	(4,485)		-

Total Other Income (Expense)	(101,775)		-

INCOME TAX EXPENSE	-		-

NET LOSS	$(575,802)		$(817,981)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	11,754		-

Total Other Comprehensive Income (Loss)	11,754	#	-

COMPREHENSIVE LOSS	$(564,048)		$(817,981)

LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.01)		$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	59,055,098		46,666,921

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statement of Stockholders' Equity (Deficit)

			Additional		Other		Stockholders'
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	(Deficit)

Balance, June 30, 2011	44,206,877	$44,207	$10,896,972	$-	$-	$(10,954,040)	$(12,861)

Common stock and warrants issued for cash at $0.10 per share	456,131	456	45,157	-	-	-	45,613

Common stock issued for services at $0.10 per share	855,462	855	84,691	-	-	-	85,546

Common stock issued for services at $0.16 per share	5,000,000	5,000	795,000	-	-	-	800,000

Net loss for the year ended June 30, 2012	-	-	-	-	-	(817,981)	(817,981)

Balance, June 30, 2012	50,518,470	50,518	11,821,820	-	-	(11,772,021)	100,317

Value of options granted	-	-	32,545	-	-	-	32,545

Common stock issued for cash	1,625,000	1,625	30,875	-	-	-	32,500

Common stock issued for services	7,000,000	7,000	103,750	(72,299)	-	-	38,451

Common stock issued for conversion of debt	9,605,302	9,605	57,995	-	-	-	67,600

Common stock issued for settlement of note payable	1,653,120	1,653	31,409				33,062

Common stock for intangible asset purchase	5,000,000	5,000	70,000	-	-	-	75,000

Beneficial conversion feature of convertible debt	-	-	76,646	-	-	-	76,646

Adjustment to stock issued for services - see Note 11	-	-	(70,323)	-	-	-	(70,323)

Net loss and other comprehensive income for the year ended June 30, 2013	-	-	-	-	11,754	(575,802)	(564,048)

Balance, June 30, 2013	75,401,892	$75,401	$12,154,717	$(72,299)	$11,754	$(12,347,823)	$(178,250)

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows

	For the Year Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(575,802)	$(817,981)
Adjustments to reconcile net loss to net cash
used by operating activities:
Value of options granted	32,545	-
Common stock and warrants issued for services	38,451	772,285
Depreciation and amortization	54,190	355
Amortization of debt discount	65,000	-
Derivative expense	11,646	-
Loss on debt settlement	20,644	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,218)	-
(Increase) in deposits	(950)	-
Decrease in prepaid expenses	122,791	-
(Decrease) in accounts payable and accrued expenses	(33,742)	(42,625)
Increase in accrued expenses, related party	53,987	-
Net Cash Used in Operating Activities	(216,458)	(87,966)

INVESTING ACTIVITIES
Purchase of intangible assets	(21,540)	-
Purchase of property and equipment	(2,000)	(2,988)
Net Cash Used in Investing Activities	(23,540)	(2,988)

FINANCING ACTIVITIES
Proceeds from common stock	32,500	45,613
Proceeds from convertible debt	187,500	-
Proceeds from shareholder loans	31,129	24,597
Payments on shareholder loans	(25,124)	-
Net Cash Provided by Financing Activities	226,005	70,210
Exchange rate effect on cash	11,754	-

NET DECREASE IN CASH	(2,239)	(20,744)
CASH AT BEGINNING OF YEAR	5,579	26,323
CASH AT END OF YEAR	$3,340	$5,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$100,662	$-
Common stock issued for intangible asset	$75,000	$-
Common stock issued for prepaid expenses	$-	$800,000
Common stock issued as deferred compensation	$72,999	$-
Promissory note issued for intangible asset	$177,951	$-
Beneficial conversion feature recorded in connection
with convertible debt	$76,646	$0

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2013 and 2012

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business

Myriad Interactive Media, Inc. (referred to as the “Company”) is involved in the e-business industry. It provides end-to-end, e-business solutions to businesses interested in doing e-tailing (selling of retail goods on the Internet).

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a June 30 year end.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the years ended June 30, 2013 and 2012, the Company recognized a gain on translation adjustment in the amount of $11,754 and $0, respectively.

Comprehensive Loss

Total comprehensive loss represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net loss. For the Company, the components of other comprehensive loss are the changes in the cumulative foreign currency translation adjustments.

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

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Concentration of Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.  The Company’s cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company occasionally maintains amounts on deposit with a financial institution that are in excess of the federally insured limits. The risk is managed by maintaining all deposits in high quality financial institutions.

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

Revenue Recognition

Revenues from fixed price contracts and cost-plus-fee contracts are recognized as services are performed. Revenue is recognized at the time of sale if collection is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $1,950 and $0 of advertising costs incurred during the years ended June 30, 2013 and 2012, respectively.

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

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Prepaid Expenses

On January 31, 2012, the Company issued 5,000,000 shares of its common stock valued at $800,000 under a 6 months consulting agreement. The Company amortized the value of the shares over the term of the contract leaving a balance of $0 and $139,891as prepaid expense as of June 30, 2013 and 2012, respectively.

On April 1, 2013 the Company entered into a lease agreement for a term of twelve months. The Company paid $22,800 initially toward the agreement and that amount is being amortized over the term of the lease leaving a balance of $17,100 as prepaid expense as of June 30, 2013.

Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis, over their useful lives, which in the case of computer software is generally 4 years.

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At June 30, 2013 and June 30, 2012, no reserve for allowance for doubtful accounts was needed.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern, and has negative working capital. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On April 23, 2012, an officer loaned the Company $1,236. The note bears no interest and is due July 18, 2013. During the year ended June 30, 2013, the Company repaid the entire balance.

On April 25, 2012, an officer loaned the Company $15,812. The note bears no interest and is due April 25, 2013. During the year ended June 30, 2013, the Company repaid the entire balance.

On June 26, 2012, an officer loaned the Company $8,708. The note bears no interest and is due June 26, 2013. During the year ended June 30, 2013, the Company repaid the entire balance.

On July 18, 2012, the Company borrowed $12,418 from a related party in the form of promissory note. The note bears no interest and is due on July 18, 2013.  During the year ended June 30, 2013, the Company issued 1,653,120 for the conversion of $12,418 which extinguished the debt in full. As a result, the Company recorded a loss on the settlement of the debt of $20,644.

On January 22, 2013, the Company borrowed $9,928 from a related party in the form of promissory note. The note bears interest at 9% per annum and is due on January 22, 2014. The note is collateralized by 1,241,810 shares of the Company’s common stock and has accrued interest in the amount of $392 as of June 30, 2013.

On February 26, 2013 the Company borrowed $8,783 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on February 26, 2014. The note has accrued interest in the amount of $270 as of June 30, 2013.

An officer of the Company receives $8,000 a month for consulting fees until otherwise modified or cancelled by further action of the board. The Company has a balance due to the officer for consulting services of $53,987 as of June 30, 2013.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on June 30, 2013 and 2012:

	2013	2012
Computer equipment	$ 4,910	$ 9,052
Accumulated depreciation	(1,435)	(6,419)
Property and equipment, net	$ 3,475	$ 2,633

Depreciation expense for the years ended June 30, 2013 and 2012 was $1,124 and $363, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets. The agreement, mentioned in Note 8, calls for a promissory note in the amount of CAD $175,000 and stock in the amount of $75,000. The total value of the purchased asset was valued as of the date of purchase at $252,951. The Company also incurred additional internally developed computer software costs of $21,540. The Company has determined a 4 year useful life for its computer software.

The Company’s intangible assets are comprised of the following on June 30, 2013 and 2012:

	2013	2012
Computer software	$ 274,491	$ 0
Accumulated depreciation	(52,984)	(0)
Property and equipment, net	$ 221,507	$ 0

Total amortization expense for the years ended June 30, 2013 and 2012 were $53,066 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2013 and 2012, respectively, the Company had an outstanding balance, net of the debt discount of $122,500 and $0. As of June 30, 2013, the total outstanding accrued interest on the convertible notes payable was $1,223.

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

During the year ended June 30, 2013, the Company converted $42,500 of debt and $1,700 of accrued interest into 5,658,636 shares of common stock fully extinguishing the debt.

On October 23, 2012, the Company issued a convertible promissory note in the amount of $22,500.  The note is due on July 25, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2013, the Company converted $22,500 of debt and $900 of accrued interest into 3,946,666 shares of common stock fully extinguishing the debt.

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

On June 17, 2013, the Company issued a convertible promissory note in the amount of $37,500. The note is due on March 19, 2014 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

NOTE 7– DERIVATIVE LIABILITY

On July 31, 2012 and October 23, 2012, the Company issued convertible promissory notes in the amounts of $42,500 and $22,500, respectively.  The loans becomes convertible 180 days after date of the note into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

NOTE 7– DERIVATIVE LIABILITY (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model are the following assumptions: stock price at valuation date of $0.02, exercise price of $0.011 - $0.0083, dividend yield of zero, years to maturity of 0.21 – 0.26, a risk free rate of 0.04% - 0.05%, and annualized volatility of 240% - 252%. The Company recognized a derivative expense of $11,646 upon recording of the derivative liabilities.  The notes were fully discounted and the $65,000 discount was amortized as of June 30, 2013.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the year ended June 30, 213, the Company recorded a derivative liability of $81,022 in relation to the two aforementioned promissory notes. As of June 30, 2013, both promissory notes were completely converted into shares of common stock and the Company wrote off $76,646 of the derivative liability to additional paid in capital.

NOTE 8 – NOTE PAYABLE

On September 19, 2012, the Company entered into a note payable agreement with one of its vendors as part of a purchase agreement to acquire all rights to a social media software application from the vendor with an effective date of October 1, 2012. The promissory note in the amount of CAD $175,000 bears no interest and is due on October 1, 2014. The Company’s obligation to repay the note in full is conditional upon the Company generating a minimum of $500,000 in sales of the social media software application on or before the due date of October 1, 2014. If the Company does not generate the minimum required sales, the note shall be re-paid on a pro rata basis provided a minimum of $250,000 in sales is generated on or before the due date. The denomination specified in the agreement is CAD, therefore, the Company will translate the CAD into its base currency of USD each period and will record any changes to other comprehensive income.

 As of June 30, 2013 and 2012, the outstanding note payable balance was $166,250 and $0, respectively.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2013, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of June 30, 2013 and 2012, 75,401,892 and 50,518,470 shares were issued and outstanding, respectively.

During the year ended June 30, 2012, the Company issued 456,131 shares of common stock with 456,131 attached warrants for $45,613. The warrants were exercisable for a one year period at an exercise price of $0.15 and expired unexercised. The Company valued these warrants using the Black-Scholes valuation model using the assumptions detailed in Note 10 and attributed a total of $26,007 of the total $45,613 proceeds to the warrants based on their relative fair value.

During the year ended June 30, 2013, the Company issued 1,625,000 shares of common stock for cash proceeds of $32,500.

During the year ended June 30, 2013, the Company issued 7,000,000 shares of common stock for services valued at $110,750. The Company recorded $72,299 to deferred compensation and is amortizing that amount over the term of the service contracts.

During the year ended June 30, 2013 the company issued 9,605,302 shares of common stock for conversion of $65,000, of debt and $2,600 of accrued interest.

NOTE 9 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

Additionally, the Company converted a shareholder loan to common stock during the year ended June 30, 2013.  The loan of $12,418 was converted into 1,653,120 common shares.  The stock was issued at a price below market value so a loss on the conversion of $20,644 was recorded.

During the year ended June 30, 2013, the Company issued 5,000,000 shares of common stock valued at $75,000 for the purchase of intangible assets.

NOTE 10 – STOCK OPTIONS AND WARRANTS

The estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses is determined using the Black-Scholes evaluation model.

During the year ended June 30, 2013, the Company issued 3,000,000 options for services performed by consultants. These options have a one year life and an exercise price of $0.10 and were valued at a total of $32,545. The Company calculated a relative fair value for these options based on a volatility of 238%, a risk-free interest rate of .17% and a stock price on the date of issuance of $0.02.

During the year ended June 30, 2012, the Company issued 456,131 warrants in conjunction with common stock sold for cash. These warrants have a one year life and an exercise price of $0.15. The Company calculated a relative fair value for these warrants based on a volatility of 300% to 330%, a risk-free interest rate of .37% and a stock price on the date of issuance of $0.08 to $0.20.

Changes in stock options during the years ended June 30, 2013 and 2012 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2011	1,000,000	$ 0.20	$ 200,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2012	1,000,000	0.20	200,000
Granted	3,000,000	0.10	300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	(4,000,000)	-	-
Outstanding, June 30, 2013	-	$ -	$ -

Changes in stock purchase warrants during the years ended June 30, 2013 and 2012 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2011	24,019,613	$ 0.11	$ 2,551,961
Granted	456,131	0.15	68,420
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2012	24,475,744.011		2,620,381
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(24,475,744)	-	-
Outstanding, June 30, 2013	-	$ -	$ -

NOTE 11 – COMMITMENTS

On June 7, 2013, the Company entered into a consulting agreement for twelve months of services for a total of $52,000. The agreement calls for the following: months one and two: $10,000 per month; months three and four: $4,000 per month; and months five through twelve: $3,000 per month.

On March 30, 2012, the Company issued 855,462 shares of its common stock to its legal counsel for $85,546 of services rendered. The settlement agreement provides that the Company will pay the difference between the liability settled in shares and the net proceeds from the sale of the shares if the net proceeds is less than the liability settled. As of June 30, 2012, the Company had a contingent liability of approximately $0.09 per share or $76,992 to its legal counsel. As of June 30, 2013, the Company’s legal counsel sold the shares for approximately $15,223 which was applied to the outstanding balance owed by the Company. As a result, the contingent liability ceased and the Company recognized a loss on settlement of debt and recorded accounts payable of $70,323 during the year ended June 30, 2013.

NOTE 12 – INCOME TAXES

For the year ended June 30, 2013, Myriad has incurred a net loss of approximately $575,802 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,347,823 at June 30, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the years ended June 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 195,773	$ 278,114
Less: valuation allowance	(195,773)	(278,117)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,198,260	$ 4,002,487
Valuation allowance	(4,198,260)	(4,002,487)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,347,823 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – FOREIGN CURRENCY TRANSLATION

Due to the fact that the Company’s functional currency is the U.S. Dollar and its reporting currency is the U.S. dollar, the Company must recognize the effects of variations in foreign currency exchange rates as gains and losses as a component of other comprehensive income (loss), pursuant to ASC 830 “Foreign Currency Translation.” To calculate this other comprehensive income and loss, the Company utilizes the “current method,” whereby assets and liabilities carried in Canadian dollars are translated into U.S. dollars at the exchange rate at the balance sheet date.

During the years ended June 30, 2013 and 2012, the Company recognized other comprehensive gains of $11,754 and $0, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On July 22, 2013 the Company entered into software acquisition agreement. The Company agreed to purchase the software for 7,500,000 shares of the Company’s common stock. Pursuant to the agreement the Company also agreed to issue 1,000,000 shares of the Company’s common stock for advisory services.

On August 12, 2013, the Company issued a convertible promissory note in the amount of $32,500.  The note is due on May 14, 2014 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On August 14, 2013 the Company issued 1,000,000 stock options to a consultant for services rendered. The options are exercisable for two years at an exercise price of $0.005.

On September 18, 2013, the Company issued a convertible promissory note in the amount of $32,500.  The note is due on June 20, 2014 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

Subsequent to June 30, 2013 the Company has issued

6,823,460 shares of common stock for conversion of debt.

On September 25, 2013 the Company cancelled 41,131 shares of common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment of Certificate of Incorporation
3.3	Certificate of Designation of Class A Convertible Preferred Stock(4)
3.2	Bylaws, as amended (2)
10.1	Agreement with Kalim Khan dated September 19, 2012(3)
10.2	Agreement with Brazo River Technologies, LLC(5)
10.3	Restricted Stock Award Agreement with Derek Ivany
10.4	Convertible Promissory Note to Asher Enterprises, Inc. dated February 4, 2013
10.5	Securities Purchase agreement with Asher Enterprises, Inc. dated February 4, 2013
10.6	Convertible Promissory Note to Asher Enterprises, Inc. dated March 19, 2013
10.7	Securities Purchase agreement with Asher Enterprises, Inc. dated March 19, 2013
10.8	Convertible Promissory Note to Asher Enterprises, Inc. dated August 12, 2013
10.9	Securities Purchase agreement with Asher Enterprises, Inc. dated August 12, 2013
10.10	Convertible Promissory Note to Asher Enterprises, Inc. dated September 18, 2013
10.11	Securities Purchase agreement with Asher Enterprises, Inc. dated September 18, 2013
10.12	June 7, 2013 Consulting Agreement described in Note 10 of financials
10.13	January 22, 2013 related party note
10.14	Feb 26, 2013 related party note
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1

Incorporated by reference to Annual Report on Form 10-KSB for the period ended June 30, 2002 filed on December 19, 2002.

2

Incorporated by reference to the Registration Statement on Form 10 filed December 28, 1999.

3

Incorporated by reference to Annual Report on Form 10-K for the year ended June 30, 2012, filed on October 15, 2012.

4

Incorporated by reference to Current Report on Form 8-K filed August 26, 2013.

5

Incorporated by reference to Current Report on Form 8-K filed August 1, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myriad Interactive Media, Inc.

By:	_/s/ Derek Ivany___________________________
Derek Ivany President, Chief Executive Officer, Chief Financial Officer, and Director
October 15, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	_/s/ Derek Ivany______________________________
Derek Ivany President, Chief Executive Officer, Chief Financial Officer and Director
October 15, 2013

By:	_/s/ Leandro Dumlao_____________________________
Leandro Dumlao, Director
October 15, 2013

By:	_/s/ Hercules Galang______________________________
Hercules Galang, Director
October 15, 2013