Form 10-Q
period 2013-09-30
Myriad Interactive Media, Inc.
filed 2013-11-18
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,461,999 as of November 14, 2013.

	TABLE OF CONTENTS
		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements	4
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4:	Controls and Procedures	11
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	10
Item 1A:	Risk Factors	10
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3:	Defaults Upon Senior Securities	11
Item 4:	Mine Safety Disclosures	11
Item 5:	Other Information	11
Item 6:	Exhibits	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of September 30, 2013 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three months ended September 30, 2013 and 2012 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2013 and 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets
(Unaudited)

ASSETS

	September 30,	June 30,
	2013	2013

CURRENT ASSETS

Cash	$7,690	$3,340
Accounts receivable	11,500	5,218
Deposits	950	950
Prepaid expenses	11,400	17,100

Total Current Assets	31,540	26,608

PROPERTY AND EQUIPMENT, net	3,066	3,475
INTANGIBLE ASSETS, net	217,924	221,507

TOTAL ASSETS	$252,530	$251,590

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$80,901	$68,392
Accrued expenses, related party	76,211	53,987
Convertible debt, net	102,500	122,500
Due to shareholder	18,711	18,711

Total Current Liabilities	278,323	263,590

LONG-TERM LIABILITIES

Notes payable	169,715	166,250

TOTAL LIABILITIES	448,038	429,840

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 200,000,000 shares authorized,
at $0.001 par value, 86,371,090 and 75,401,892
shares issued and outstanding, respectively	86,371	75,401
Additional paid-in capital	12,202,747	12,154,717
Deferred compensation	(48,374)	(72,299)
Accumulated other comprehensive loss	8,134	11,754
Accumulated deficit	(12,444,386)	(12,347,823)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(195,508)	(178,250)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$252,530	$251,590

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

REVENUES	$18,865		$6,033

OPERATING EXPENSES
Professional fees	66,193		225,509
General and administrative	23,961		29,204
Depreciation and amortization	21,248		262

Total Operating Expenses	111,402		254,975

LOSS FROM OPERATIONS	(92,537)		(248,942)

OTHER INCOME (EXPENSE)
Loss on debt settlement	-		-
Amortization of debt discount	-		-
Interest expense - derivative	-		-
Interest expense	(4,026)		(578)

Total Other Income (Expense)	(4,026)		(578)

INCOME TAX EXPENSE	-		-

NET LOSS	$(96,563)		$(249,520)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	3,620		-

Total Other Comprehensive Income (Loss)	3,620	#	-

COMPREHENSIVE LOSS	$(92,943)		$(249,520)

LOSS PER SHARE, BASIC AND FULLY DILUTED	$(0.00)		$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	79,395,641		50,518,470

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(96,563)	$(249,520)
Adjustments to reconcile net loss to net cash
used by operating activities:
Value of options granted	5,000	44,436
Common stock and warrants issued for services/interest	1,500	139,891
Depreciation and amortization	21,248	269
Amortization of deferred compensation	23,925	-
Derivative expense	-	-
Loss on debt settlement	-	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,282)	(2,008)
Decrease in deposits	-	9,130
Decrease in prepaid expenses	5,700	-
Increase (Decrease) in accounts payable and accrued expenses	12,509	(2,649)
Increase in accrued expenses, related party	22,224	17,179

Net Cash Used in Operating Activities	(10,739)	(43,272)

INVESTING ACTIVITIES
Purchase of intangible assets	(17,256)	-
Purchase of property and equipment	-	(88)

Net Cash Used in Investing Activities	(17,256)	(88)

FINANCING ACTIVITIES
Proceeds from common stock	-	-
Proceeds from convertible debt	32,500	42,500
Proceeds from shareholder loans	-	-
Payments on shareholder loans	-	-

Net Cash Provided by Financing Activities	32,500	42,500

Exchange rate effect on cash	(155)	-

NET INCREASE (DECREASE) IN CASH	4,350	(860)
CASH AT BEGINNING OF YEAR	3,340	5,579

CASH AT END OF PERIOD	$7,690	$4,719

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$12	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for conversion of debt	$54,000	$-
Common stock issued for intangible asset	$-	$-
Common stock issued for prepaid expenses	$-	$-
Common stock issued as deferred compensation	$-	$-
Promissory note issued for intangible asset	$-	$-
Beneficial conversion feature recorded in connection
with convertible debt	$0	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

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

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the periods ended September 30, 2013 and June 30, 2013, the Company recognized a gain on translation adjustment in the amount of $3,620 and $11,754, respectively.

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

September 30, 2013 and June 30, 2013

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $1,056 and $1,950 of advertising costs incurred during the periods ended September 30, 2013 and June 30, 2013, respectively.

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

September 30, 2013 and June 30, 2013

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Prepaid Expenses

On January 31, 2012, the Company issued 5,000,000 shares of its common stock valued at $800,000 under a 6 months consulting agreement. The Company amortized the value of the shares over the term of the contract leaving a balance of $0 and $0 in prepaid expense as of September 30, 2013 and June 30, 2013, respectively.

On April 1, 2013 the Company entered into a lease agreement for a term of twelve months. The Company paid $22,800 initially toward the agreement and that amount is being amortized over the term of the lease leaving a balance of $11,400 and $17,100 as prepaid expense as of September 30, 2013 and June 30, 2013, respectively.

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

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At September 30, 2013 and June 30, 2013, no reserve for allowance for doubtful accounts was needed.

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

F-7

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

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

On January 22, 2013, the Company borrowed $9,928 from a related party in the form of promissory note. The note bears interest at 9% per annum and is due on January 22, 2014. The note is collateralized by 1,241,810 shares of the Company’s common stock and has accrued interest in the amount of $548 and $392 as of September 30, 2013 and June 30, 2013, respectively.

On February 26, 2013 the Company borrowed $8,783 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on February 26, 2014. The note has accrued interest in the amount of $418 and $270 as of September 30, 2013 and June 30, 2013, respectively.

On July 23, 2013 the Company borrowed $3,168 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on July 23, 2014. The note has accrued interest in the amount of $49 and $0 as of September 30, 2013 and June 30, 2013, respectively.

An officer of the Company receives $8,000 a month for consulting fees until otherwise modified or cancelled by further action of the board. The Company has a balance due to the officer for consulting services of $81,155 and $53,987 as of September 30, 2013 and June 30, 2013, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Computer equipment	$ 4,910	$ 4,910
Accumulated depreciation	(1,844)	(1,435)
Property and equipment, net	$ 3,066	$ 3,475

Depreciation expense for the periods ended September 30, 2013 and June 30, 2013 was $409 and $1,124, respectively.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets. The agreement, mentioned in Note 8, calls for a promissory note in the amount of CAD $175,000 and stock in the amount of $75,000. The total value of the purchased asset was valued as of the date of purchase at $252,951. The Company also incurred additional internally developed computer software costs of $38,796. The Company has determined a 4 year useful life for its computer software.

The Company’s intangible assets are comprised of the following on September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Computer software	$ 291,747	$ 274,491
Accumulated depreciation	(73,823)	(52,984)
Property and equipment, net	$ 217,924	$ 221,507

Total amortization expense for the periods ended September 30, 2013 and June 30, 2013 were $20,839 and $53,066, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2013 and June 30, 2013, respectively, the Company had an outstanding balance, net of the debt discount of $102,500 and $122,500. As of September 30, 2013 and June 30, 2013, the total outstanding accrued interest on the convertible notes payable was $3,384 and $1,223, respectively.

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

During the period ended September 30, 2013, the Company converted $52,500 of debt and $1,500 of accrued interest into 10,232,551 shares of common stock.

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

On February 4, 2013, the Company issued a convertible promissory note in the amount of $37,500.  The note is due on November 6, 2013 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2013 the debt was paid in full through issuance of common stock.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On August 12, 2013, the Company issued a convertible promissory note in the amount of $32,500. The note is due on May 12, 2014 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

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

As of September 30, 2013 and June 30, 2013, the outstanding note payable balance was $169,715 and $166,250, respectively.

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

During the period ended September 30, 2013 the company issued 10,232,551 shares of common stock for conversion of $52,500, of debt and $1,500 of accrued interest.

During the period ended September 30, 2013 the company issued 777,778 shares of common stock in relation to the exercising of 1,000,000 options, the value of the conversion was $5000.

During the period ended September 30, 2013 the company cancelled 41,131 shares of common stock when it found that those shares had been issued in duplicate and therefore in error.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

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

Changes in stock options during the years ended June 30, 2011 through 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2011	1,000,000	$ 0.20	$ 200,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2012	1,000,000	0.20	200,000
Granted	3,000,000	0.10	300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	(4,000,000)	-	-
Outstanding, June 30, 2013	-	$ -	$ -

Changes in stock purchase warrants during the years ended June 30, 2011 through 2013 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2011	24,019,613	$ 0.11	$ 2,551,961
Granted	456,131	0.15	68,420
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2012	24,475,744.011		2,620,381
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(24,475,744)	-	-
Outstanding, June 30, 2013	-	$ -	$ -

There were not any stock purchase warrants outstanding at September 30, 2013.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

NOTE 11 – COMMITMENTS

On June 7, 2013, the Company entered into a consulting agreement for twelve months of services for a total of $52,000. The agreement calls for the following: months one and two: $10,000 per month; months three and four: $4,000 per month; and months five through twelve: $3,000 per month.  The consultant terminated this agreement on July 7, 2013 and no remaining payments will be made.

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

On July 22, 2013 the Company entered into software acquisition agreement. The Company agreed to purchase the software for 7,500,000 shares of the Company’s common stock. Pursuant to the agreement the Company also agreed to issue 1,000,000 shares of the Company’s common stock for advisory services. This transaction has not been settled as of the period end.

NOTE 12 – INCOME TAXES

For the period ended September 30, 2013, Myriad has incurred a net loss of approximately $96,563 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,444,386 at September 30, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the periods ended September 30, 2013 and 2012:

	September 30, 2013	June 30, 2013
Federal income tax benefit attributable to:
Current operations	$ 32,831	$ 84,497
Less: valuation allowance	(32,831)	(84,497)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,231,091	$ 4,198,260
Valuation allowance	(4,231,091)	(4,198,260)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,444,386 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

September 30, 2013 and June 30, 2013

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

During the years ended September 30, 2013 and June 30, 2013, the Company recognized other comprehensive gains of $3,620 and $11,754, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On October 15, 2013 the Company converted $13,500 of convertible debt into 4,090,909 shares of common stock at the applicable conversion price of $0.0033 per share in accordance with a Conversion Note dated March 19, 2013.

Effective November 14, 2013 the Company’s authorized number of common stock increased from 200,000,000 to 500,000,000 as the result of an approved amendment filed with the state of incorporation.  In relation to this transaction 2,000,000 common shares with special voting rights were issued to a current shareholder

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Search Engine Marketing

Myriad Interactive Media Inc. is a recognized search firm with Google. We structure high quality adwords campaigns.  Utilizing a best practice approach in developing these campaigns is of the utmost importance.  Our search experts have developed a unique formula in analyzing and optimizing campaigns.  By using key performance indicators and common benchmarks in conjunction with other metrics, we are able to successfully manage complex campaigns while driving costs and increasing leads.

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

Our Agreement calls for a total purchase price of $250,000 to be paid for the Mingle Suite Application.  The purchase price shall be paid as follows:

· Issuance of 5,000,000 shares of our common stock, to be valued at $75,000; and

· Issuance of a Promissory Note in the amount of $175,000, payable on or before October 1, 2014.

Our obligation to repay the Note in full will be conditional upon the seller generating a minimum of $500,000 in sales of the Mingle Suite Application on or before the due date of October 1, 2014. If the seller does not generate the minimum required sales, the Note shall be re-paid on a pro rata basis provided a minimum of $250,000 in sales is generated on or before the due date.

On July 24, 2013, we entered into an asset purchase agreement with Brazo River Technologies, LLC. Under the Agreement, we acquired all rights to the MyMobiPoints application, including the source code for the application and the MyMobiPoints web domain. MyMobiPoints is a social media points application which we plan to use to enhance our MingleSuite social media technology with a slate of features for mobile device users. The technology is a social media technology that tracks the sharing of content by users where they are awarded pre-set points that are custom to the mobile app technology and integrated within a loyalty points system. These points are redeemable towards products and services that the app client directors towards the app user. It is a sophisticated and modern loyalty points system, and a tremendous asset to the Myriad technology portfolio.  As the purchase price for these assets, we agreed to issue a total of 8,500,000 shares

Results of operations for the three months ended September 30, 2013 and 2012.

During the three months ended September 30, 2013, we earned revenue of $18,865. We incurred operating expenses in the amount of $111,402 for the three months ended September 30, 2013, consisting of professional fees in the amount of $66,193, general and administrative expenses of $23,961, and depreciation and amortization of $21,248.  In addition, we incurred interest expense of $4,026.  As a result, we incurred a net loss of $96,563 for the three months ended September 30, 2013.

By comparison, for the three months ended September 30, 2012, we earned revenue of $6,033.  We incurred operating expenses of $254,975 during the three months ended September 30, 2012, consisting of professional fees in the amount of $225,509, general and administrative expenses of $29,204, and depreciation and amortization of $262.  We also incurred interest expense of $578 during the three months ended September 30, 2012.  We incurred a net loss of $249,520 during the three months ended September 30, 2012.

Our losses are attributable to operating expenses together with insufficient revenues.  We anticipate that both our operating expenses and our revenues will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $31,540, consisting of cash in the amount of $7,690, accounts receivable of $11,500, deposits of $950, and prepaid expenses in the amount of $11,400.  As of September 30, 2013, we had current liabilities of $278,323, consisting of accounts payable and accrued expenses in the amount of $89,901, accrued expenses – related party in the amount of $76,211, convertible debt net of debt discount in the amount of $102,500 and a payable due to a shareholder in the amount of $18,711.  Accordingly, we had negative working capital of $246,783 as of September 30, 2013.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

We have obtained financing from Asher Enterprises, Inc. under a series of two Convertible Promissory Notes and related Securities Purchase Agreements.  Currently, there are three (3) outstanding Notes issued to Asher Enterprises in the total principal amount of $117,500. The Notes issued to Asher Enterprises bears interest at a rate of 8% per year and is convertible at a conversion price equal to 55% of the Market Price of our common stock on the conversion date. For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion date. The number of shares issuable upon conversion of the Note is limited so that the holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,444,386 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013.

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

Myriad Interactive Media, Inc.

Date:	November 18, 2013

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

5