Form 10-Q
period 2013-12-31
Myriad Interactive Media, Inc.
filed 2014-02-19
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 129,227,032 as of February 18, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of December 31, 2013 and June 30, 2013 (unaudited);
F-2	Statements of Operations for the three and six months ended December 31, 2013 and 2012 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2013 and 2012 (unaudited);
F-4	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

 FINANCIAL STATEMENTS/FOOTNOTES]-Please leave this page here

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets
(Unaudited)

ASSETS

	December 31,	June 30,
	2013	2013

CURRENT ASSETS
Cash	$3,211	$3,340
Accounts receivable	1,179	5,218
Deposits	950	950
Prepaid expenses	5,700	17,100
Total Current Assets	11,040	26,608

PROPERTY AND EQUIPMENT, net	2,657	3,475
INTANGIBLE ASSETS, net	258,569	221,507

TOTAL ASSETS	$272,266	$251,590

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable and accrued expenses	$92,392	$68,392
Accrued expenses, related party	106,405	53,987
Convertible debt, net	30,136	122,500
Derivative liability	59,557	-
Due to shareholder	18,711	18,711
Total Current Liabilities	307,201	263,590

LONG-TERM LIABILITIES
Notes payable	-	166,250
TOTAL LIABILITIES	307,201	429,840

STOCKHOLDERS' DEFICIT
Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 500,000,000 shares authorized,
at $0.001 par value, 116,107,358 and 75,401,892
shares issued and outstanding, respectively	116,506	75,401
Additional paid-in capital	12,417,020	12,154,717
Deferred compensation	(24,449)	(72,299)
Accumulated other comprehensive loss	7,803	11,754
Accumulated deficit	(12,551,815)	(12,347,823)
TOTAL STOCKHOLDERS' DEFICIT	(34,935)	(178,250)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$272,266	$251,590

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	December 31,			December 31,
	2013	2012		2013		2012

REVENUES	$19,185		$27,770	$38,049		$33,803

OPERATING EXPENSES
Professional fees	62,160		32,653	123,353		258,162
General and administrative	35,624		21,829	59,585		51,033
Stock-based compensation	-		-	20,994		-
Depreciation and amortization	24,260		254	47,133		516

Total Operating Expenses	122,044		54,736	251,065		309,711

LOSS FROM OPERATIONS	(102,859)		(26,966)	(213,016)		(275,908)

OTHER INCOME (EXPENSE)
Gain on debt settlement	169,715		-	169,715		-
Amortization of debt discount	(43,482)		-	(95,636)		-
Change in value of derivative liability	1,597		-	(2,138)		-
Derivative expense	(19,919)		-	(56,120)		-
Interest expense	(2,772)		(847)	(6,797)		(1,425)

Total Other Income (Expense)	105,139		(847)	9,024		(1,425)

INCOME TAX EXPENSE	-		-	-		-

NET INCOME (LOSS)	$2,280		$(27,813)	$(203,992)		$(277,333)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	330		-	3,951		-

Total Other Comprehensive Income (Loss)	330	#	-	3,951	#	-

COMPREHENSIVE INCOME (LOSS)	$2,610		$(27,813)	$(200,041)		$(277,333)

INCOME (LOSS) PER SHARE, BASIC
AND FULLY DILUTED	$0.00		$(0.00)	$(0.00)		$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	186,937,885		50,518,470	99,801,396		50,518,470

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(203,992)	$(277,333)
Adjustments to reconcile net loss to net cash
used by operating activities:
Stock-based compensation	20,994	44,436
Common stock and warrants issued for services	-	139,891
Depreciation and amortization	47,133	529
Amortization of deferred compensation	47,850	-
Amortization of debt discount	95,636	-
Derivative expense	56,120	-
Change in value of derivative liability	2,138
Gain on debt settlement	(169,715)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,039	(3,650)
Decrease in prepaid expenses	11,400	-
Increase (Decrease) in accounts payable and accrued expenses	27,400	(1,305)
Increase in accrued expenses, related party	52,418	20,990
Net Cash Used in Operating Activities	(8,579)	(76,442)

INVESTING ACTIVITIES
Purchase of intangible assets	(34,627)	-
Purchase of property and equipment	-	(95)
Net Cash Used in Investing Activities	(34,627)	(95)

FINANCING ACTIVITIES
Proceeds from common stock	11,063	-
Proceeds from convertible debt	32,500	65,000
Proceeds from shareholder loans	-	12,418
Payments on shareholder loans	-	-
Net Cash Provided by Financing Activities	43,563	77,418
Exchange rate effect on cash	(486)	-

NET INCREASE (DECREASE) IN CASH	(129)	881
CASH AT BEGINNING OF YEAR	3,340	5,579

CASH AT END OF PERIOD	$3,211	$6,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$12	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued for conversion of debt and interest	$101,400	$-
Common stock issued for purchase of intangible asset	$48,750	$-
Beneficial conversion feature recorded in connection
with convertible debt	$121,201	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended June 30, 2013. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has adopted a June 30 year end.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the periods ended December 31, 2013 and June 30, 2013, the Company recognized a gain on translation adjustment in the amount of $3,951 and $11,754, respectively.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $3,888 and $1,950 of advertising costs incurred during the six months ended December 31, 2013 and year ended June 30, 2013, respectively.

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

December 31, 2013

NOTE 1 – DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Prepaid Expenses

On April 1, 2013 the Company entered into a lease agreement for a term of twelve months. The Company paid $22,800 initially toward the agreement and that amount is being amortized over the term of the lease leaving a balance of $5,700 and $17,100 as prepaid expense as of December 31, 2013 and June 30, 2013, respectively.

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

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At December 31, 2013 and June 30, 2013, no reserve for allowance for doubtful accounts was needed.

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has negative working capital. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

December 31, 2013

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

On January 22, 2013, the Company borrowed $9,928 from a related party in the form of promissory note. The note bears interest at 9% per annum and is due on January 22, 2014. The note is collateralized by 1,241,810 shares of the Company’s common stock and has accrued interest in the amount of $842 and $392 as of December 31, 2013 and June 30, 2013, respectively.

On February 26, 2013 the Company borrowed $8,783 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on February 26, 2014. The note has accrued interest in the amount of $669 and $270 as of December 31, 2013 and June 30, 2013, respectively.

On July 23, 2013 the Company borrowed $3,168 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on July 23, 2014. The note has accrued interest in the amount of $127 and $0 as of December 31, 2013 and June 30, 2013, respectively.

On October 29, 2013 the Company borrowed $3,345 from a related party in the form of promissory note. The note is unsecured, accrues interest at 8% per annum and is due on October 30, 2014. The note has accrued interest in the amount of $47 and $0 as of December 31, 2013 and June 30, 2013, respectively.

On December 2, 2013 the Company borrowed $471 from a related party in the form of promissory note. The note is unsecured, accrues interest at 8% per annum and is due on December 4, 2014. The note has accrued interest in the amount of $3 and $0 as of December 31, 2013 and June 30, 2013, respectively.

On December 2, 2013 the Company borrowed $942 from a related party in the form of promissory note. The note is unsecured, accrues interest at 8% per annum and is due on December 2, 2014. The note has accrued interest in the amount of $6 and $0 as of December 31, 2013 and June 30, 2013, respectively.

An officer of the Company receives $8,000 a month for consulting fees until otherwise modified or cancelled by further action of the board. The Company has a balance due to the officer for consulting services of $96,560 and $53,987 as of December 31, 2013 and June 30, 2013, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Computer equipment	$ 4,910	$ 4,910
Accumulated depreciation	(2,253)	(1,435)
Property and equipment, net	$ 2,657	$ 3,475

Depreciation expense for the six months ended December 31, 2013 and 2012 was $818 and $516, respectively.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

NOTE 5 – INTANGIBLE ASSETS

The Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mingle software. The agreement, mentioned in Note 8, calls for a promissory note in the amount of CAD $175,000 and stock in the amount of $75,000. The total value of the purchased asset was valued as of the date of purchase at $252,951. The Company also incurred additional internally developed computer software costs of $38,796. The Company has determined a 4 year useful life for its computer software.

In the six months ending December 31, 2013, the Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mymobipoints software.  The total value of the purchased asset was valued as of the date of purchase at $48,750. The Company also incurred additional internally developed computer software costs of $17,371.  The Company has determined a 5 year useful life for this computer software.

The Company’s intangible assets are comprised of the following on December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Computer software - Mingle	$ 291,747	$ 274,491
Computer software - Mymobipoints	66,121	-
Accumulated depreciation	(99,299)	(52,984)
Property and equipment, net	$ 258,569	$ 221,507

Total amortization expense for the six months ended December 31, 2013 and 2012 were $46,315 and $0, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2013 and June 30, 2013, respectively, the Company had an outstanding balance, net of the debt discount of $30,136 and $122,500. As of December 31, 2013 and June 30, 2013, the total outstanding accrued interest on the convertible notes payable was $3,576 and $1,223, respectively.

On July 31, 2012, the Company issued a convertible promissory note in the amount of $42,500.  The note was due on May 2, 2013 and bore interest at 8% per annum. The loan was secured by shares of the Company’s common stock. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2013, the Company converted $42,500 of debt and $1,700 of accrued interest into 5,658,636 shares of common stock fully extinguishing the debt.

On October 23, 2012, the Company issued a convertible promissory note in the amount of $22,500.  The note was due on July 25, 2013 and bore interest at 8% per annum. The loan was secured by shares of the Company’s common stock. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2013, the Company converted $22,500 of debt and $900 of accrued interest into 3,946,666 shares of common stock fully extinguishing the debt.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

NOTE 6 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On February 4, 2013, the Company issued a convertible promissory note in the amount of $37,500.  The note was due on November 6, 2013 and bore interest at 8% per annum. The loan was secured by shares of the Company’s common stock. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended September 30, 2013, the Company converted $37,500 of debt and $1,500 of accrued interest into 6,823,460 shares of common stock fully extinguishing the debt.

On March 19, 2013, the Company issued a convertible promissory note in the amount of $47,500.  The note was due on December 26, 2013 and bore interest at 8% per annum. The loan was secured by shares of the Company’s common stock. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended December 31, 2013, the Company converted $47,500 in debt and $1,900 in accrued interest into 17,950,000 shares of common stock fully extinguishing the debt.

On June 17, 2013, the Company issued a convertible promissory note in the amount of $37,500. The note is due on March 19, 2014 and bears interest at 8% per annum. The loan is secured by shares of the Company’s common stock. The loan became convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended December 31, 2013, the Company converted $13,000 of the balance into 4,482,759 shares of common stock.

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

During the period ended December 31, 2013, the Company converted $98,000 of debt and $3,400 of accrued interest into 29,256,219 shares of common stock.

NOTE 7– DERIVATIVE LIABILITY

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible.  The derivative liability was then revalued on each reporting date.

On February 4, 2013, March 19, 2013, June 17, 2013 and August 12, 2013, the Company issued convertible promissory notes in the amounts of $37,500, $47,500, $37,500 and $32,500 respectively.  The loans becomes convertible 180 days after the date of the note into shares of the Company’s common stock at a rate of 55% multiplied by the market price, which is the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

NOTE 7– DERIVATIVE LIABILITY (CONTINUED)

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.017 - $0.0075, exercise price of $0.0041 - $0.00935, dividend yield of zero, years to maturity of 0.5, a risk free rate of 0.12% - 0.13%, and annualized volatility of 282% - 385%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $56,120 upon recording of the derivative liabilities.  The February 4, 2013 and March 19, 2013 notes were fully converted and the entire debt discount was amortized as of December 31, 2013. Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

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

At December 31, 2013, the Company revalued the remaining convertible notes balances and has recorded a derivative liability of $59,557.

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

During the period ended December 31, 2013 the Company received forgiveness of the entire note payable of $169,715.  As of December 31, 2013 and June 30, 2013, the outstanding note payable balance was $0 and $166,250, respectively.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of December 31, 2013 and June 30, 2013, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 200,000,000 shares with a par value of $0.001. As of December 31, 2013 and June 30, 2013, 107,607,358 and 75,401,892 shares were issued and outstanding, respectively.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

NOTE 9 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

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

On July 22, 2013, the Company issued 7,500,000 shares of common stock valued at $48,750 for the purchase of intangible assets.  The Company also issued 1,000,000 shares of common stock valued at $6,500 for advisory services that were fully performed at that date.

During the period ended December 31, 2013 the company issued 29,256,219 shares of common stock for conversion of $98,000, of debt and $3,400 of accrued interest.

During the period ended December 31, 2013 the company issued 777,778 shares of common stock in a cashless exchange of 1,000,000 options.

During the period ended December 31, 2013 the company cancelled and retired 41,131 shares of common stock when it found that those shares had been issued in duplicate and therefore in error.

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

On August 14, 2013 the Company granted stock options for 1,000,000 shares of common stock to a consultant for professional fees.  The Company calculated a relative fair value for these options of $14,494, based on a volatility of 279%, a risk-free interest rate of .36% and a stock price on the date of issuance of $0.0149.  These options had an expiration date of August 14, 2015, however, they were fully exercised on August 22, 2013.

On October 7, 2013, the Company’s Board of Directors received the written consent of stockholders in lieu of a special meeting, dated August 23, 2013 to amend the Company’s Articles of Incorporation to increase the number of authorized shares of the common stock from two hundred million (200,000,000) shares to five hundred million (500,000,000) shares.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

NOTE 10 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock options as of December 31, 2013 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2012	1,000,000	$ 0.20	$ 200,000
Granted	3,000,000	0.10	300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	(4,000,000)	-	-
Outstanding, June 30, 2013	-	-	-
Granted	1,000,000	0.05	50.000
Exercised	(1,000,000)	0.05	(50,000)
Cancelled	-	-	-
Expired	-	-	-
Outstanding, December 31, 2013	-	$ -	$ -

Changes in stock purchase warrants as of December 31, 2013 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2012	24,475,744	$ 0.11	$ 2,620,381
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(24,475,744)	-	-
Outstanding, June 30, 2013	-	-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, December 31, 2013	-	$ -	$ -

There were not any stock purchase warrants outstanding at December 31, 2013.

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

NOTE 12 – FOREIGN CURRENCY TRANSLATION

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

During the six months ended December 31, 2013, the Company recognized other comprehensive losses of $3,951.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2013

NOTE 13 – INCOME TAXES

For the period ended December 31, 2013, Myriad has incurred a net loss of approximately $194,996 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,546,770 at December 31, 2013, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the six months ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 66,299	$ 94,293
Less: valuation allowance	(66,299)	(94,293)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,265,902	$ 4,198,260
Valuation allowance	(4,265,902)	(4,198,260)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,546,770 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

During January 2014, the Company has extinguished the remainder of the convertible debt and interest with the issuance of 6,931,818 common shares of stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

We are a Delaware corporation formed on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-800-427-1103.  On July 6, 2011, we changed our name to Myriad Interactive Media, Inc.  Concurrently with the name change, we shifted our focus to the web development and internet marketing sector. We have formed an interactive marketing team consisting of industry experts in search engine marketing and social media marketing.  We plan to manage complex search programs and offer strategic insight into the design, development, launch and maintenance of such programs. In addition, we are focusing on the development of interactive media websites and mobile applications. Myriad Interactive Media, Inc. currently owns two flagship technologies that the company has developed and continues to develop called MingleSuite and MyMobiPoints.com. Our MingleSuite technology is a social media aggregation platform which embeds all of a client’s social media networks into one centralized location where they can install our platform onto their website. Our MyMobiPoints.com mobile application and back-end dashboard is a sophisticated enterprise solution which allows businesses a customized application which serves as a social media loyalty program, where users earn points that are redeemable for products and services that a business offers in exchange for sharing social content and becoming a brand ambassador of that business. We have recently begun development of a new application called CryptoCafe.com which will be released in our third quarter ending March 31, 2014.

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

Our obligation to repay the Note in full will be conditional upon the seller generating a minimum of $500,000 in sales of the Mingle Suite Application on or before the due date of October 1, 2014. If the seller does not generate the minimum required sales, the Note shall be re-paid on a pro rata basis provided a minimum of $250,000 in sales is generated on or before the due date. As of this quarter this note has been forgiven and we no longer have this obligation.

On July 24, 2013, we entered into an asset purchase agreement with Brazo River Technologies, LLC. Under the Agreement, we acquired all rights to the MyMobiPoints dashboard which communicates with our mobile application, as well as the MyMobiPoints web domain. MyMobiPoints is a social media points application which we plan to use to enhance our MingleSuite social media technology with a slate of features for mobile device users. The technology is a social media technology that tracks the sharing of content by users where they are awarded pre-set points that are custom to the mobile app technology and integrated within a loyalty points system. These points are redeemable towards products and services that the app client directors towards the app user. It is a sophisticated and modern loyalty points system, and a tremendous asset to the Myriad technology portfolio.  As the purchase price for these assets, we agreed to issue a total of 8,500,000 shares

Results of operations for the three and six months ended December 31, 2013 and 2012.

During the three months ended December 31, 2013, we earned revenue of $19,185. We incurred operating expenses in the amount of $122,044 for the three months ended December 31, 2013, consisting of professional fees in the amount of $62,160, general and administrative expenses of $35,624, and depreciation and amortization of $24,260.  In addition, we recognized gain on settlement of debt in the amount of $169,715, amortization of debt discount in the amount of $43,482, a change in the value of a derivative liability of $1,597, derivative expense of $19,919, and interest expense of $2,772.  As a result, we had net income of $2,280 for the three months ended December 31, 2013.

By comparison, for the three months ended December 31, 2012, we earned revenue of $27,770.  We incurred operating expenses of $54,736 during the three months ended December 31, 2012, consisting of professional fees in the amount of $32,653, general and administrative expenses of $21,829, and depreciation and amortization of $254.  We also incurred interest expense of $847 during the three months ended December 31, 2012.  We incurred a net loss of $27,813 during the three months ended December 31, 2012.

During the six months ended December 31, 2013, we earned revenue of $38,049. We incurred operating expenses in the amount of $251,065 for the six months ended December 31, 2013, consisting of professional fees in the amount of $123,353, general and administrative expenses of $59,585, depreciation and amortization of $47,133, and stock based compensation expense of $20,994.  In addition, we recognized gain on settlement of debt in the amount of $169,715, amortization of debt discount in the amount of $95,636, a change in the value of a derivative liability of $2,138, derivative expense of $56,120, and interest expense of $6,797.  As a result, we had a net loss of $203,992 for the six months ended December 31, 2013.

By comparison, for the six months ended December 31, 2012, we earned revenue of $33.803.  We incurred operating expenses of $309,711 during the six months ended December 31, 2012, consisting of professional fees in the amount of $258,162, general and administrative expenses of $51,033, and depreciation and amortization of $516.  We also incurred interest expense of $1,425 during the six months ended December 31, 2012.  We incurred a net loss of $277,333 during the six months ended December 31, 2012.

Our losses are attributable to operating expenses together with insufficient revenues.  We anticipate that both our operating expenses and our revenues will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $11,040, consisting of cash in the amount of $3,211, accounts receivable of $1,179, deposits of $950, and prepaid expenses in the amount of $5,700.  As of December 31, 2013, we had current liabilities of $307,201, consisting of accounts payable and accrued expenses in the amount of $92,392, accrued expenses – related party in the amount of $106,405, convertible debt net of debt discount in the amount of $30,136, a payable due to a shareholder in the amount of $18,711, and a derivative liability of $59,557.  Accordingly, we had negative working capital of $296,161 as of December 31, 2013.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Subsequent to the reporting period, on January 13, 2014, we obtained funding in the amount of $55,000 under a Convertible Promissory Note issued to Eckart Keil (the “Note”). The Note bears interest at an annual rate of one percent (1%), with all principal and interest due on or before July 13, 2014. The Note is convertible at the option of the holder to shares of our common stock. The Note is convertible at between 65% and 80% of the market price for our common stock, with the discount to market lessening gradually over the course of the first 180 days. Market price is defined as the average closing price for our common stock over the twenty trading days preceding the conversion.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,551,815 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2013.

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

Myriad Interactive Media, Inc.

Date:	February 19, 2014

By: /s/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director