Form 10-Q
period 2014-03-31
Myriad Interactive Media, Inc.
filed 2014-05-20
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  136,584,752 as of May 19, 2014.

	TABLE OF CONTENTS
		Page
PART I – FINANCIAL INFORMATION
Item 1:	Financial Statements	3
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	8
Item 4:	Controls and Procedures
PART II – OTHER INFORMATION
Item 1:	Legal Proceedings	9
Item 1A:	Risk Factors	10
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3:	Defaults Upon Senior Securities	10
Item 4:	Mine Safety Disclosures	10
Item 5:	Other Information	10
Item 6:	Exhibits	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of March 31, 2014 and June 30, 2013(unaudited);
F-2	Statements of Operations for the three months and nine months ended March 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 (unaudited);
F-4	Notes to the Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets
As of March 31, 2014 and June 30, 2013
(unaudited)

ASSETS
	March 31,	June 30,
	2014	2013

CURRENT ASSETS

Cash	$14,920	$3,340
Accounts receivable	-	5,218
Deposits	950	950
Prepaid expenses	1,800	17,100
Total Current Assets	17,670	26,608

PROPERTY AND EQUIPMENT, net	2,247	3,475
INTANGIBLE ASSETS, net	266,872	221,507
TOTAL ASSETS	$286,789	$251,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$68,091	$68,392
Accrued expenses, related party	17,272	53,987
Convertible debt, net	-	122,500
Derivative liability	18,738	-
Due to shareholder	-	18,711
Total Current Liabilities	104,101	263,590

LONG-TERM LIABILITIES

Notes payable	-	166,250
TOTAL LIABILITIES	104,101	429,840

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, none issued or outstanding
and outstanding	-	-
Common stock; 500,000,000 shares authorized,
at $0.001 par value, 136,584,752 and 75,401,892
shares issued and outstanding, respectively	136,584	75,401
Additional paid-in capital	12,862,199	12,154,717
Deferred compensation	(524)	(72,299)
Accumulated other comprehensive loss	6,377	11,754
Accumulated deficit	(12,821,948)	(12,347,823)

TOTAL STOCKHOLDERS' DEFICIT	182,688	(178,250)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$286,789	$251,590

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income
For the Three and Nine Months Ended March 31, 2014 and 2013
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

REVENUES	$31,676	$46,894	$69,725	$52,927

OPERATING EXPENSES

Professional fees	62,722	41,623	186,074	299,785
General and administrative	24,093	25,482	83,679	76,515
Stock-based compensation	57,371	-	78,365	-
Depreciation and amortization	28,202	1,163	75,335	1,679

Total Operating Expenses	172,388	68,268	423,453	377,979

INCOME (LOSS) FROM OPERATIONS	(140,712)	(21,374)	(353,728)	(325,052)

OTHER INCOME (EXPENSE)
Gain (loss) on debt settlement	(93,461)	-	76,254	-
Amortization of debt discount	(59,696)	-	(155,332)	-
Change in fair value of derivative liability	248,490	-	246,352	29,065
Derivative expense	(212,228)	-	(268,348)	(52,740)
Interest expense	(12,525)	(2,959)	(19,323)	(4,384)

Total Other Income (Expense)	(129,420)	(2,959)	(120,397)	(28,059)

LOSS BEFORE PROVISION FOR INCOME TAX	(270,132)	(24,333)	(474,125)	(353,111)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	(270,132)	(24,333)	(474,125)	(353,111)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,426)	-	(5,377)	-

COMPREHENSIVE INCOME (LOSS)	$(271,558)	$(24,333)	$(479,502)	$(353,111)

INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	133,242,882	50,518,470	109,153,199	50,518,470

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	For the Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(479,502)	$(353,111)
Adjustments to reconcile net loss to net cash
used by operating activities:
Discountinued operations	-	-
Stock-based compensation	78,365	44,436
Common stock and warrants issued for services	-	139,891
Common stock issued to pay interest	7,119	-
Bad debt expense	11,500	-
Depreciation and amortization	75,335	1,700
Amortization of deferred compensation	71,775	-
Amortization of debt discount	155,332	14,215
Derivative expense	268,348	-
Change in fair value of derivative liability	(246,352)	-
Gain on debt settlement	(76,254)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,218	(3,650)
(Increase) decrease in prepaid expenses	15,300	(29,053)
(Increase) decrease in deposits	-	(992)
Increase (decrease) in accounts payable and accrued expenses	125,227	(10,594)
Increase (decrease) in accrued expense, related party	(36,715)	52,117
Increase (decrease) in derivative liability	-	51,960
Increase (decrease) in debt discount	-	(42,500)

Net Cash Used in Operating Activities	(25,304)	(135,581)

CASH FLOWS FROM
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	(60,722)	-
Purchase of property and equipment	-	(15,655)

Net Cash Used in Investing Activities	(60,722)	(15,655)

CASH FLOWS FROM
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	51,063	32,500
Repayment of notes payable	(55,234)	-
Proceeds from notes payable	8,900	-
Proceeds from convertible debt	87,500	150,000

Net Cash Provided by Financing Activities	92,229	182,500

Exchange rate effect on cash	5,377	-

NET INCREASE (DECREASE) IN CASH	11,580	31,264
CASH AT BEGINNING OF YEAR	3,340	5,579

CASH AT END OF PERIOD	$14,920	$36,843

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$12,891	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and interest	$399,729	$-
Common stock issued for purchase of intangible asset	$58,750	$-
Common stock issued to pay accounts payable	$125,528	$-
Beneficial conversion feature recorded in connection
with convertible debt	$180,758	$-

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2014

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

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the periods ended March 31, 2014 and June 30, 2013, the Company recognized a gain or (loss) on translation adjustment in the amount of ($5,377) and $11,754, respectively.

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

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2  - Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The company does not have assets and liabilities that are carried at fair value on a recurring basis.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $6,467 and $1,950 of advertising costs incurred during the nine months ended March 31, 2014 and 2013, respectively.

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

Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis, over their useful lives, which in the case of computer software is generally 4 or 5 years.

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At March 31, 2014 and June 30, 2013, no allowance for doubtful accounts was needed.

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

NOTE 2 – PREPAID EXPENSES

On April 1, 2013 the Company entered into a lease agreement for a term of twelve months. The Company paid $22,800 initially toward the agreement and that amount is being amortized over the term of the lease leaving a balance of $0 and $17,100 as prepaid expense as of March 31, 2014 and June 30, 2013, respectively.

In March 2014, the Company prepaid transfer agent fees for the term April 1, 2014 to March 31, 2015 of $1800, which will be amortized to expense at the rate of $150/month beginning in April 2014.

NOTE 3 - GOING CONCERN

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

On January 22, 2013 and February 26, 2013, the Company borrowed $9,928 and $8,783 (respectively) from a related party in the form of two promissory notes. The notes bears interest at 9% per annum and is due on January 22, 2014 and February 26, 2014 (respectively). The notes and their related accrued interest were extinguished by the issuance of 820,320 shares of common stock on March 4, 2014.  Therefore, accrued interest related to these notes was $0 and $392 as of March 31, 2014 and June 30, 2013, respectively.

On July 23, 2013 the Company borrowed $3,168 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on July 23, 2014. The note and all related accrued interest was paid in full on March 19, 2014.

On October 29, 2013 the Company borrowed $3,345 from a related party in the form of promissory note. The note is unsecured, accrues interest at 8% per annum and is due on October 30, 2014. The note and all related accrued interest was paid in full on March 3, 2014.

On December 2, 2013 the Company borrowed $471 from a related party in the form of promissory note. The note is unsecured, accrues interest at 8% per annum and is due on December 4, 2014. The note and all related accrued interest was paid in full on March 3, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

On December 2, 2013 the Company borrowed $942 from a related party in the form of promissory note. The note is unsecured, accrues interest at 8% per annum and is due on December 2, 2014. The note and all related accrued interest was paid in full on March 5, 2014

An officer of the Company receives $8,000 a month for consulting fees until otherwise modified or cancelled by further action of the board. The Company has a balance due to the officer for consulting services of $15,503 and $53,987 as of March 31, 2014 and June 30, 2013, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Computer equipment	$ 4,910	$ 4,910
Accumulated depreciation	(2,663)	(1,435)
Property and equipment, net	$ 2,247	$ 3,475

Depreciation expense for the nine months ended March 31, 2014 and 2013 was $1,228 and $1,679, respectively.

NOTE 6 – INTANGIBLE ASSETS

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

In the nine months ending March 31, 2014, the Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mymobipoints software.  The total value of the purchased asset was valued as of the date of purchase at $48,750. The Company also incurred additional internally developed computer software costs of $21,881.  The Company has determined a 5 year useful life for this computer software.

The Company’s intangible assets are comprised of the following on March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Computer software - Mingle	$ 291,747	$ 274,491
Computer software - Mymobipoints	70,631	-
Computer software – BTCTickers	1,026	-
Computer software – CryptoCafe	19,516	-
Computer software – Medical Marijuana	1,043	-
Computer software – Gravity 4	10,000	-
Accumulated amortization	(127,091)	(52,984)
Intangible assets, net	$ 266,872	$ 221,507

Total amortization expense for the nine months ended March 31, 2014 and 2013 were $74,107 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of March 31, 2014 and June 30, 2013, respectively, the Company had an outstanding balance, net of the debt discount of $11,699 and $122,500. As of March 31, 2014 and June 30, 2013, the total outstanding accrued interest on the convertible notes payable was $69 and $1,223, respectively.

On July 31, 2012, the Company issued a convertible promissory note in the amount of $42,500.  The note was due on May 2, 2013 and bore interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2013, the Company converted $42,500 of debt and $1,700 of accrued interest into 5,658,636 shares of common stock fully extinguishing the debt.

On October 23, 2012, the Company issued a convertible promissory note in the amount of $22,500.  The note was due on July 25, 2013 and bore interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2013, the Company converted $22,500 of debt and $900 of accrued interest into 3,946,666 shares of common stock fully extinguishing the debt.

On February 4, 2013, the Company issued a convertible promissory note in the amount of $37,500.  The note was due on November 6, 2013 and bore interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended September 30, 2013, the Company converted $37,500 of debt and $1,500 of accrued interest into 6,823,460 shares of common stock fully extinguishing the debt.

On March 19, 2013, the Company issued a convertible promissory note in the amount of $47,500.  The note was due on December 26, 2013 and bore interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended December 31, 2013, the Company converted $47,500 in debt and $1,900 in accrued interest into 17,950,000 shares of common stock fully extinguishing the debt.

On June 17, 2013, the Company issued a convertible promissory note in the amount of $37,500. The note is due on March 19, 2014 and bears interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended December 31, 2013, the Company converted $13,000 of the balance into 4,482,759 shares of common stock; $15,300 of the balance into 4,500,000 shares of common stock; $9,200 of the balance and accrued interest of $1368 into 2,431,818 shares of common stock, fully extinguishing the debt.

On August 12, 2013, the Company issued a convertible promissory note in the amount of $32,500. The note is due on May 12, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended December 31, 2013, the Company paid the debt and all related accrued interest in cash.

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

On January 13, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on July 13, 2014 and bears interest at 1% per annum. The loan becomes convertible immediately after the issuance date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% within 30 days of the note date; 70% within 60 days of the note date; 75% within 180 days of the note date, or 80% thereafter, multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the period ended December 31, 2013, the Company converted $27,500 of the balance into 2,208,126 shares of common stock.

During the period ended December 31, 2013, the Company converted $322,326 of debt and $7,119 of accrued interest into 44,353,883 shares of common stock.

NOTE 8– DERIVATIVE LIABILITY

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible.  The derivative liability was then revalued on each reporting date.

On February 4, 2013, March 19, 2013, June 17, 2013 and August 12, 2013, the Company issued convertible promissory notes in the amounts of $37,500, $47,500, $37,500 and $32,500 respectively.  The loans becomes convertible 180 days after the date of the note into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

On January 13, 2014, the Company issued a convertible promissory note in the amount of $55,000.  The loan becomes convertible immediately upon signing into shares of the Company’s common stock at a stock at a rate of 65% within 30 days of the note date; 70% within 60 days of the note date; 75% within 180 days of the note date, or 80% thereafter, multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.017 - $0.0075, exercise price of $0.0041 - $0.00935, dividend yield of zero, years to maturity of 0.5, a risk free rate of 0.12% - 0.13%, and annualized volatility of 282% - 385%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $56,120 upon recording of the derivative liabilities.  The February 4, 2013, March 19, 2013, and June 17, 2013 notes were fully converted and the entire debt discount was amortized as of March 31, 2014.   The August 12, 2013 note was fully paid in cash.  Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the nine months ended March 31, 2013, the Company recorded a derivative liability of $51,957 in relation to the aforementioned promissory notes. As of June 30, 2013, the February 4, 2013, and March 19, 2013 promissory notes were completely converted, and as of March 31, 2014, the June 17, 2013 promissory note was completely converted into shares of common stock and the Company wrote off $76,646 and $180,758 (respectively) of the derivative liability to additional paid in capital.

At March 31, 2014, the Company revalued the remaining convertible note balance and has recorded a derivative liability of $18,738.

NOTE 9 – NOTE PAYABLE

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

During the period ended March 31, 2014 the Company received forgiveness of the entire note payable of $169,715, which is recognized in the income statement as a part of the Gain on Debt Settlement .  As of March 31, 2014 and June 30, 2013, the outstanding note payable balance was $0 and $166,250, respectively.

NOTE 10 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of March 31, 2014 and June 30, 2013, the Company has no shares of preferred stock issued or outstanding.

Common stock

The authorized common stock is 500,000,000 shares with a par value of $0.001. As of March 31, 2014 and June 30, 2013, 136,584,752 and 75,401,892 shares were issued and outstanding, respectively.

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

On July 22, 2013, the Company issued 8,000,000 shares of common stock valued at $48,750 for the purchase of intangible assets.  The Company also issued 1,750,000 shares of common stock valued at $6,500 for advisory services that were fully performed at that date.

During the period ended March 31, 2014 the Company issued 44,353,883 shares of common stock for conversion of $393,318, of debt and $6,411 of accrued interest, incurring a loss on the beneficial conversion of $180,758.

NOTE 10 – CAPITAL STOCK TRANSACTIONS (CONTINUED)

During the period ended March 31, 2014 the Company issued 2,507,508 shares of common stock in a cashless exchange of 3,000,000 options.

During the period ended March 31, 2014 the Company cancelled and retired 41,131 shares of common stock when it found that those shares had been issued in duplicate and therefore in error.

During the period ended March 31, 2014 the Company issued 4,612,600 shares of common stock for cash of $51,063.

On January 16, 2014 the Company issued 1,000,000 shares of common stock to a service provider in partial payment of accounts payable.  The value of those shares was $50,000 on the date of issuance, however the service provider will sell the issued shares and apply their proceeds (less any transaction costs) to the outstanding accounts payable balance at the settlement date.  Therefore, the ultimate reduction of the debt and related value of the issued shares will be adjusted upon the actual sale of the shares by the service provider.

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

Changes in stock options as of March 31, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2012	1,000,000	$ 0.20	$ 200,000
Granted	3,000,000	0.10	300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	(4,000,000)	-	-
Outstanding, June 30, 2013	-	-	-
Granted	3,000,000	0.005	15,000
Exercised	(2,000,000)	0.005	(10,000)
Cancelled	-	-	-
Expired	-	-	-
Outstanding, March 31, 2014	1,000,000	$ 0.005	$ 5,000

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock purchase warrants as of March 31, 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2012	24,475,744	$ 0.11	$ 2,620,381
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(24,475,744)	-	-
Outstanding, June 30, 2013	-	-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, March 31, 2014	-	$ -	$ -

There were not any stock purchase warrants outstanding at March 31, 2014.

NOTE 12 – COMMITMENTS

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

During the nine months ended March 31, 2014, the Company recognized other comprehensive losses of $5,377.

NOTE 14 – INCOME TAXES

For the nine months ended March 31, 2014, Myriad has incurred a net loss of approximately $402,560 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $12,821,948 at March 31, 2014, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the nine months ended March 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$ 163,000	$ 120,057
Less: valuation allowance	(163,000)	(120,057)
Net provision for Federal income taxes	$ 0	$ 0

NOTE 14 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,361,260	$ 4,198,260
Valuation allowance	(4,361,260)	(4,198,260)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,821,948 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 15 – SUBSEQUENT EVENTS

As disclosed in Note 9, on January 16, 2014 the Company issued 1,000,000 shares of common stock to a service provider in partial payment of accounts payable.  The value of those shares was $50,000 on the date of issuance, however the service provider will sell the issued shares and apply their proceeds (less any transaction costs) to the outstanding accounts payable balance at the settlement date.  Therefore, the ultimate reduction of the debt and related value of the issued shares will be adjusted upon the actual sale of the shares by the service provider.  During April 2014 the service provider sold all 1,000,000 shares and the combined settlement price is $19,807.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

On April 16, 2014, we announced a partnership with Dr. Reiner Knizia, a world famous game designer from Germany. We are currently working on development of a mobile game that has previously been invented by Dr. Knizia. We have signed a contract for the rights to this game and will pay Knizia Games royalties on future sales.  As compensation to Dr. Knizia, we issued 500,000 shares of common stock. In addition, Dr. Knizia will receive royalties equal to 2/7 of any net sales revenue from the game.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2014

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business

We are a Delaware corporation formed on July 13, 1999.  Our principal executive offices are located at 7 Ingram Drive, Suite 128, Toronto, Ontario, Canada M6M 2L7.  Our telephone number is 1-800-427-1103.  On July 6, 2011, we changed our name to Myriad Interactive Media, Inc.  We are currently focused on building in house applications and technologies that the company wholly owns and can drive revenue streams from.

Mingle Suite Application

On September 19, 2012, we entered into an Agreement with Kalim Kahn to acquire all rights to a social media software application known as “The Mingle Suite Application.”  The closing date on the acquisition was October 1, 2012.  The Mingle Suite Application is a unique social media application that combines popular social media networks like Facebook, Twitter, Google+ and YouTube into one place. This will allow for seamless integration and ease of use for corporate clients looking for both an all-in-one solution for social media management, and a unique search engine optimization tool equipped with sophisticated analytics. The application was developed over a year ago, and it is comparable to other popular social media platforms like HootSuite, Vitrue, Buddy Media & Radian6.

Our Agreement calls for a total purchase price of $250,000 to be paid for the Mingle Suite Application.  The purchase price shall be paid as follows:

•

Issuance of 5,000,000 shares of our common stock, to be valued at $75,000; and

•

Issuance of a Promissory Note in the amount of $175,000, payable on or before October 1, 2014.

Our obligation to repay the Note in full was conditional upon the seller generating a minimum of $500,000 in sales of the Mingle Suite Application on or before the due date of October 1, 2014.  The seller has subsequently released us of all obligation under the Note.

MyMobiPoints.com

We have successfully developed a mobile technology that allows users to share uploaded social content to their social media networks in exchange for receiving loyalty points. These loyalty points are redeemable within the app and utilized towards goods and services that are sold by the end-client. The enterprise style application is a mobile application that is custom brandable for small-to-medium-sized enterprises and offers a wide array of mobile features. As a compliment to this technology, we acquired a back-end technology from Brazo River Technologies, Inc. that tracks social engagement and utilizes various social media application programming interfaces (API’s). We felt it was much more cost effective to acquire this technology and re-integrate it than build it from scratch.  As part of the acquisition from Brazo River, we acquired the “MyMobiPoints.com” brand name.

We paid a finder’s fee to Ticker Logix, Inc. in connection with this transaction. Ticker Logix is our biggest client and previously Mr. Ivany sat on the board to ensure that we were protected in regard our original development contract. After Myriad successfully developed the technologies for Ticker Logix, Mr. Ivany resigned, as Myriad’s accounts payable were received.

CryptoCafe.com

On February 24, 2014, we launched a website platform called CryptoCafe which is a new and used marketplace to sell items in exchange for Bitcoins. We built a proprietary escrow system to allow users to securely complete transactions and rate feedback. On March 24, 2014, we began re-development of the website and new back-end integration allowing for alternative cryptocoin coin integrations.  On April 14, 2014 we successfully launched the new version of CryptoCafe, which includes the acceptance of Dogecoin, another popular crypto-coin.

BTCTickers.com

On March 4, 2014 we launched a web platform to track publicly traded companies that are in the Bitcoin space called the Bitcoin Stock Index.  This website calculates the respected values of each company traded in the USA that is primarily focused on bitcoin or cryptocoin related developments. The company values are weighed into a basket and displayed as one total price representing the index value. The website also serves as a marketing platform to further promote our other business ventures and to derive advertising revenue.

Myriad-Knizia Games

On April 16, 2014, we announced a partnership with Dr. Reiner Knizia, a world famous game designer from Germany. We are currently working on development of a mobile game that has previously been invented by Dr. Knizia. We have signed a contract for the rights to this game and will pay Knizia Games royalties on future sales.  As compensation to Dr. Knizia, we issued 500,000 shares of common stock. In addition, Dr. Knizia will receive royalties equal to 2/7 of any net sales revenue from the game.

Results of operations for the three months ended March 31, 2014 and 2013.

During the three months ended March 31, 2014, we earned revenue of $31,676. We incurred operating expenses in the amount of $172,388 for the three months ended March 31, 2014, consisting of professional fees in the amount of $62,722, general and administrative expenses of $24,093, depreciation and amortization of $28,202, and stock-based compensation of $57,371. In addition, we incurred interest expense of $12,525, a loss on debt settlement of $93,461, an amortization of debt discount expense of $59,696, a change in the fair value of derivative liability, leading to income of $248,490, a derivative expense of $212,228, and a loss on foreign currency adjustment of $1,426. As a result, we incurred a net loss of $271,558 for the three months ended March 31, 2014.  By comparison, for the three months ended March 31, 2013, we earned revenue of $46,894.  We incurred operating expenses of $68,268 during the three months ended March 31, 2013, consisting of professional fees in the amount of $41,623, general and administrative expenses of $25,482, and depreciation and amortization of $1,163.  We incurred a net loss of $24,333 during the three months ended March 31, 2013.

Results of operations for the nine months ended March 31, 2014 and 2013.

During the nine months ended March 31, 2014, we earned revenue of $69,725. We incurred operating expenses in the amount of $423,453 for the nine months ended March 31, 2014, consisting of professional fees in the amount of $186,074, general and administrative expenses of $83,679, depreciation of $75,335, and stock based compensation of $78,365.  In addition, we incurred interest expense of $19,323, a gain on debt settlement of $76,254, an amortization of debt discount expense of $155,332, a change in the fair value of derivative liability, leading to income of $246,352, a derivative expense of $268,348, and a loss on foreign currency adjustment of $5,377.  As a result, we incurred a net loss of $479,502 for the nine months ended March 31, 2014.  By comparison, for the nine months ended March 31, 2013, we earned revenue of $52,927.  We incurred operating expenses of $377,979 during the nine months ended March 31, 2013, consisting of professional fees in the amount of $299,785 and general and administrative expenses of $76,515, and depreciation of $1,679.  In addition, we incurred interest expense of $4,384, a decrease in the fair value of derivative liability, leading to income of $29,065, and a derivative expense of $52,740.  We incurred a net loss of $353,111 during the nine months ended March 31, 2013.

As we go forward with development and deployment of our lines of business, we anticipate that both our expenses and our revenues will increase substantially over the course of the next 12 to 18 months.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $17,670, consisting of cash in the amount of $14,920, deposits in the amount of $950, prepaid expenses in the amount of $1,800, and $-0- in accounts receivable.  As March 31, 2014, we had current liabilities of $104,101, consisting of accounts payable and accrued expenses in the amount of $68,091, a payable due to a shareholder in the amount of $17,272, and a derivative liability of $18,738.  Accordingly, we had a working capital deficit of $86,431 as of March 31, 2014.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $12,821,948 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement with Dr. Reiner Knizia
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

March 31, 2014

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myriad Interactive Media, Inc.

Date:	May 20, 2014

By: /S/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director