Form 10-K
period 2014-06-30
Myriad Interactive Media, Inc.
filed 2014-10-22
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $957,743 as of December 31, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  142,309,752 as of October 21, 2014.

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

CryptoCafe.com

On February 24, 2014, we launched a website platform called CryptoCafe which is a new and used marketplace to sell items in exchange for Bitcoins. We built a proprietary escrow system to allow users to securely complete transactions and rate feedback. On March 24, 2014, we began re-development of the website and new back-end integration allowing for alternative cryptocoin coin integrations.  On April 14, 2014 we successfully launched the new version of CryptoCafe, which includes the acceptance of Dogecoin, another popular crypto-coin.  On September 26, 2014, we sold a 75% ownership interest in the CryptoCafe.com, code, website, and domain name to Mouse, LLC for $12,000.  On October 6, 2014, we sold our remaining interest in CryptoCafe.com to Mouse, LLC for $4,000.  Alan Sosa, who current owns approximately 13% of our common stock, is the principal of Mouse, LLC.  We will provide maintenance and future work towards the project on a separate contract which is under discussion at this time.

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

Ebola Tracking System

On October 6, 2014 we entered into the first phase of a design and development agreement with Mouse, LLC to create a state of the art ebola tracking app. The app will provide alerts to its users that shows proximity threats to their location based of the mobile devices’ GPS. The initial agreement focuses on just the graphical design component of the project. We have initiated the design and are near completion on it. Myriad and Mouse will be entering into a final agreement that will focus on the development and launch of the app. Initially, the app will be launched for the iOS platform for iPhone and iPad devices.

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

Our agent for service of process in Delaware is Corporation Service Company, 2711 Centerville Rd., Suite 400, Wilmington, DE 19808.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended June 30, 2014.

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

Fiscal Year Ended June 30, 2014
Quarter Ended	High $	Low $
September 30, 2013	$0.03	$0.0043
December 31, 2013	$0.0128	$0.0041
March 31, 2014	$0.06	$0.011
June 30, 2014	$0.0247	$0.0135

Fiscal Year Ended June 30, 2013
Quarter Ended	High $	Low $
September 30, 2012	$0.079	$0.0083
December 31, 2012	$0.0451	$0.0095
March 31, 2013	$0.035	$0.0125
June 30, 2013	$0.019	$0.0077

On October 13, 2014, the last sales price per share of our common stock was $0.0077.

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

Holders of Our Common Stock

As of October 21, 2014, we had 142,309,752 shares of our common stock issued and outstanding, held by 112 shareholders of record, as well as other stockholders who hold shares in street name.

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

During the year ended June 30, 2014 the Company issued 44,328,883 shares of common stock for conversion of $405,461, of debt and $6,908 of accrued interest, incurring a loss on the beneficial conversion of $265,529.

During the year ended June 30, 2014 the Company issued 2,507,508 shares of common stock in a cashless exchange of 3,000,000 options.

During the year ended June 30, 2014 the Company cancelled and retired 41,131 shares of common stock when it found that those shares had been issued in duplicate and therefore in error.

During the year ended June 30, 2014 the Company issued the following: 5,612,600 shares of common stock for cash of $76,063; 8,000,000 shares of common stock for $61,100 worth of intangible assets; 2,500,000 shares of common stock for $81,126 worth of services.

On August 18, 2014 the Company issued 2,000,000 shares of common stock to pay off outstanding debt and for future services valued at $20,000 from a service provider.

On August 18, 2014 the Company issued 2,000,000 shares of common stock for future services valued at $20,000 from a service provider.

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

Results of Operations for the years ended June 30, 2014 and 2013.

We have earned total revenues in the amount of $89,793 during our fiscal year ended June 30, 2014.  We incurred total operating expenses in the amount of $498,221, net total other expenses of $364,742, and a loss on foreign currency adjustment of $900, resulting in a comprehensive net loss of $774,070 for the fiscal year ended June 30, 2014. Our operating expenses consisted of professional fees in the amount of $203,733, general and administrative expenses of $103,426, stock-based compensation of $121,767, and depreciation and amortization in the amount of $69,295. Our other expenses consisted of loss on settlement of debt of $101,586, amortization of debt discount of $178,882, derivative expense of $355,257, impairment loss of $125,693, franchise tax expense of $700, and interest expense of $19,392.  Our other income consisted of a gain on settlement of debt of $163,378 and a change in the fair value of our derivative liability totalling $253,390.

By comparison, during the fiscal year ended June 30, 2013, we earned total revenues in the amount of $63,852. We incurred total operating expenses in the amount of $537,879, total other expenses in the amount of $101,775, and a gain on foreign currency adjustment of $11,754, resulting in a comprehensive net loss of $564,048 for the fiscal year ended June 30, 2013. Our operating expenses consisted of professional fees in the amount of $345,467, general and administrative expenses of $138,222, and depreciation in the amount of $54,190.

Our losses are attributable to operating expenses together with insufficient revenues.  We anticipate that both our operating expenses and our revenues will increase as we continue with our plan of operations.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $18,877, consisting of cash in the amount of $6,452, advance of royalties totaling $5,515, and prepaid expenses in the amount of $6,910.  As of June 30, 2014, we had current liabilities of $127,667, consisting of accounts payable in the amount of $90,279, convertible debt net of debt discount in the amount of $23,550 and a derivative liability in the amount of $13,838.  Accordingly, we had negative working capital of $108,790 as of June 30, 2014.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development of our various ongoing projects.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $13,120,993 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Research and Development

We will not be conducting any product research or development during the next 12 months.

Off Balance Sheet Arrangements

As June 30, 2014, there were no off balance sheet arrangements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on their evaluation, they concluded that our disclosure controls and procedures were ineffective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of June 30, 2014.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our executive officers and directors and their respective ages as of October 21, 2014 are as follows:

Name	Age	Position(s) and Office(s) Held
Derek Ivany	31	President, Chief Executive Officer, Chief Financial Officer, and Director
Leandro Dumlao	41	Director
Hercules Galang	43	Director

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

For the fiscal year ending June 30, 2014, the board of directors:

1.   Reviewed and discussed the audited financial statements with management, and

2.   Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended June 30, 2014 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended June 30, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended June 30, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Derek Ivany	0	0	0
Hercules Galang, Director	0	0	0
Leandro Dumlao, Director	0	0	0

Code of Ethics

As of June 30, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany, President, CEO, CFO and director	2014 2013	72,000 96,000	0 0	13,000 0	20,058 0	0 0	0 0	0 0	105,058 96,000

Narrative Disclosure to the Summary Compensation Table

Derek Ivany, our current CEO and CFO, was paid a salary of $72,000, after waiving 3 months’ salary of $24,000, pursuant to his $8,000 per month arrangement during the fiscal year ended June 30, 2014. Of the $72,000 Mr. Ivany received, $29,427 in cash and the balance of $42,573 was paid by the Company to Mr. Ivany in common stock of the Company. Mr. Ivany’s periodic cash compensation is not the subject of a written agreement, but it has been approved by resolution of our Board of Directors.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Derek Ivany	1,000,000	0	0	$0.005	July 24, 2015	0	0	0	0

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Derek Ivany	72,000	13,000	20,058	0	0	0	105,058
Leandro Dumlao	0	0	0	0	0	0	0
Hercules Galang	0	0	0	0	0	0	0

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related

    Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 21, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 142,309,752 shares of common stock issued and outstanding on October 21, 2014.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class*
Common	Derek Ivany 7 Ingram Drive Suite 128 Toronto Ontario M6M 2L7 Canada	9,112,020(1)	6.40%
Common	Leandro Dumlao7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	0	0%
Common	Hercules Galang 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	0	0%
Common	Total all executive officers and directors	9,112,020	6.40%

Common	Other 5% Shareholders
Common	Alan Sosa 2776 S. Arlington Mill Dr., #225 Arlington, VA 22206	18,500,000(2)	13.00%
Class A Convertible Preferred	Derek Ivany 7 Ingram Drive Suite 128 Toronto Ontario M6M 2L7 Canada	2,000,000	100%
Class A Convertible Preferred	Leandro Dumlao7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	0	0%
Class A Convertible Preferred	Hercules Galang 7 Ingram Drive, Suite 128 Toronto, Ontario, Canada M6M 2L7	0	0%
Class A Convertible Preferred	Total All Executive Officers and Directors	2,000,000	100%

*The percentages shown reflect immediately exercisable options and warrants held by the named shareholders, as well as the current issued and outstanding common stock held by these shareholders, divided by the total number of actual shares currently issued and outstanding.

(1)Included in the calculation of the beneficial ownership for Mr. Ivany are 112,020 shares held in street name, 1,000,000 shares issuable upon exercise of certain stock options which are immediately exercisable and expire on July 24, 2015, and 2,000,000 shares issuable upon conversion of Class A Convertible Preferred Shares.

(2)Included in the calculation for Mr. Sosa are 17,000,000 shares owned directly and 1,500,000 shares owned by his spouse.

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

4. On January 22, 2013 the Company borrowed $9,937 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on January 22, 2014. The note is collateralized by 1,241,810 shares of the Company’s common stock.

5. On February 26, 2013 the Company borrowed $8,783 from a related party in the form of promissory note. The note is unsecured, accrues interest at 9% per annum and is due on February 26, 2014.

6. On September 26, 2014, we sold a 75% ownership interest in the CryptoCafe.com, code, website, and domain name to Mouse, LLC for $12,000.  On October 6, 2014, we sold our remaining interest in CryptoCafe.com to Mouse, LLC for $4,000.  Alan Sosa, who current owns approximately 13% of our common stock, is the principal of Mouse, LLC.

7. On October 6, 2014, we entered into a Mobile App Design Agreement with Mouse, LLC under which we have agreed to develop a mobile tracking system for the Ebola virus in exchange for a fee of $2,000, together with hourly fees for additional work and support for the app.  Alan Sosa, who current owns approximately 13% of our common stock, is the principal of Mouse, LLC.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended June 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$14,050	$0	$0	$0
2013	$11,750	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of June 30, 2014 and 2013
F-4	Statements of Operations for the years ended June 30, 2014 and 2013
F-5	Statement of Stockholders’ Equity as of June 30, 2014
F-6	Statements of Cash Flows for the years ended June 30, 2014 and 2013
F-7	Notes to Financial Statements

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended (1)
3.2	Certificate of Amendment of Certificate of Incorporation(3)
3.3	Certificate of Designation of Class A Convertible Preferred Stock(4)
3.2	Bylaws, as amended (2)
10.1	Agreement with Kalim Khan dated September 19, 2012(3)
10.2	Agreement with Brazo River Technologies, LLC(5)
10.3	Restricted Stock Award Agreement with Derek Ivany(3)
10.4	Convertible Promissory Note dated January 13, 2014
10.5	Purchase Agreement with Mouse, LLC dated September 26, 2014
10.6	Purchase Agreement with Mouse, LLC dated October 6, 2014
10.7	Mobile App Design Agreement with Mouse, LLC dated October 6, 2014
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

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

Myriad Interactive Media, Inc.

By:	/s/ Derek Ivany______________________________
Derek Ivany President, Chief Executive Officer, Chief Financial Officer, and Director
October 22, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Derek Ivany_______________________________
Derek Ivany President, Chief Executive Officer, Chief Financial Officer and Director
October 22, 2014

By:	/s/ Leandro Dumlao_______________________________
Leandro Dumlao, Director
October 22, 2014

By:	/s/ Hercules Galang _______________________________
Hercules Galang, Director
October 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Myriad Interactive Media, Inc.

Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Myriad Interactive Media, Inc., as of June 30, 2014, and the related statements of operations and comprehensive income, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myriad Interactive Media, Inc., as of June 30, 2014 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

October 22, 2014

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Myriad Interactive Media, Inc.

Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Myriad Interactive Media, Inc. as of June 30, 2013, and the related statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myriad Interactive Media, Inc. as of June 30, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

October 14, 2013

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets
As of June 30, 2014 and 2013

ASSETS

	June 30,	June 30,
	2014	2013

CURRENT ASSETS

Cash	$6,452	$3,340
Accounts receivable	-	5,218
Deposits	-	950
Advance of royalties	5,515	-
Prepaid expenses	6,910	17,100

Total Current Assets	18,877	26,608

PROPERTY AND EQUIPMENT, net	1,838	3,475
INTANGIBLE ASSETS, net	165,495	221,507

TOTAL ASSETS	$186,210	$251,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$90,279	$68,392
Accrued expenses, related party	-	53,987
Convertible debt, net	23,550	122,500
Derivative liability	13,838	-
Due to shareholder	-	18,711

Total Current Liabilities	127,667	263,590

LONG-TERM LIABILITIES

Notes payable	-	166,250

TOTAL LIABILITIES	127,667	429,840

STOCKHOLDERS' DEFICIT

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 2,000,000 and 0 issued
and outstanding, respectively	2,000	-
Common stock; 500,000,000 shares authorized as of 6/30/14,
200,000,000 authorized as of 6/30/13, at $0.001
par value, 138,309,752 and 75,401,892 shares
issued and outstanding, respectively	138,309	75,401
Additional paid-in capital	13,021,687	12,154,717
Additional paid-in capital - options	6,686	-
Deferred compensation	-	(72,299)
Accumulated other comprehensive loss	10,854	11,754
Accumulated deficit	(13,120,993)	(12,347,823)

TOTAL STOCKHOLDERS' DEFICIT	58,543	(178,250)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$186,210	$251,590

The accompanying notes are an integral part of these financial statements.
F-3

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income
For the Year Ended June 30, 2014 and 2013

	For the Year Ended
	June 30,
	2014	2013

REVENUES	$89,793	$63,852

OPERATING EXPENSES

Professional fees	203,733	345,467
General and administrative	103,426	138,222
Stock-based compensation	121,767	-
Depreciation and amortization	69,295	54,190

Total Operating Expenses	498,221	537,879

INCOME (LOSS) FROM OPERATIONS	(408,428)	(474,027)

OTHER INCOME (EXPENSE)
Gain on debt settlement	163,378	-
Loss on debt settlement	(101,586)	(20,644)
Impairment loss	(125,693)	-
Amortization of debt discount	(178,882)	(65,000)
Change in fair value of derivative liability	253,390	-
Derivative expense	(355,257)	(11,646)
Franchise tax expense	(700)	-
Interest expense	(19,392)	(4,485)

Total Other Income (Expense)	(364,742)	(101,775)

LOSS BEFORE PROVISION FOR INCOME TAX	(773,170)	(575,802)

PROVISION FOR INCOME TAX	-	-

NET INCOME (LOSS)	(773,170)	(575,802)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(900)	11,754

COMPREHENSIVE INCOME (LOSS)	$(774,070)	$(564,048)

INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	113,598,321	59,055,098

The accompanying notes are an integral part of these financial statements
F-4

Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Additional Paid-In Capital - Options	Deferred Compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance, June 30, 2012	-	$-	50,518,470	$50,518	$11,821,820	$-	$-	$-	$(11,772,021)	$100,317

Value of options granted	-	-	-	-	32,545	-	-	-	-	32,545

Common stock issued for cash	-	-	1,625,000	1,625	30,875	-	-	-	-	32,500

Common stock issued for services	-	-	7,000,000	7,000	103,750	-	(72,299)	-	-	38,451

Common stock issued for conversion of debt	-	-	9,605,302	9,605	57,995	-	-	-	-	67,600

Common stock issued for settlement of note payable	-	-	1,653,120	1,653	31,409	-	-	-	-	33,062

Common stock for intangible asset purchase	-	-	5,000,000	5,000	70,000	-	-	-	-	75,000

Beneficial conversion feature of convertible debt	-	-	-	-	76,646	-	-	-	-	76,646

Adjustment to stock issued for services - see Note 11	-	-	-	-	(70,323)	-	-	-	-	(70,323)

Net loss and other comprehensive income for the year ended June 30, 2013	-	-	-	-	-	-	-	11,754	(575,802)	(564,048)

Balance, June 30, 2013	-	-	75,401,892	75,401	12,154,717	-	(72,299)	11,754	(12,347,823)	(178,250)

Common stock issued for cash	-	-	5,612,600	5,613	70,450	-	-	-	-	76,063

Stock issued for advisory services	2,000,000	2,000	2,500,000	2,500	89,626	-	-	-	-	94,126

Common stock issued to purchase intangible asset	-	-	8,000,000	8,000	53,100	-	-	-	-	61,100

Common stock issued for conversion of debt and interest	-	-	39,216,483	39,216	136,191	-	-	-	-	175,407

Beneficial conversion feature of partially converted debt	-	-	-	-	5,334	-	-	-	-	5,334

Common stock issued for conversion of accounts payable	-	-	5,112,400	5,112	219,608	-	-	-	-	224,720

Beneficial conversion feature of fully converted debt	-	-	-	-	265,529	-	-	-	-	265,529

Issuance of stock options for services	-	-	-	-	-	34,552	-	-	-	34,552

Cashless exercise of options	-	-	2,507,508	2,508	25,358	(27,866)	-	-	-	-

Contributed capital	-	-	-	-	1,733	-	-	-	-	1,733

Cancellation and retirement of common stock	-	-	(41,131)	(41)	41	-	-	-	-	-

Amortization of deferred compensation	-	-	-	-	-	-	72,299	-	-	72,299

Net loss and other comprehensive income for the yearended June 30, 2014	-	-	-	-	-	-	-	(900)	(773,170)	(774,070)

Balance, June, 2014	2,000,000	$2,000	138,309,752	$138,309	$13,021,687	$6,686	$-	$10,854	$(13,120,993)	$58,543

The accompanying notes are an integral part of these financial statements.
F-5

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
For the Year Ended June 30, 2014 and 2013

	For the Year Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(774,070)	$(575,802)
Adjustments to reconcile net loss to net cash used by operating activities:
Value of options granted	-	32,545
Stock issued for advisory services	94,126	-
Issuance of stock options for services	34,552	38,451
Common stock issued to pay interest	6,908	-
Bad debt expense	11,500	-
Depreciation and amortization	69,295	54,190
Amortization of deferred compensation	72,299	-
Amortization of debt discount	178,882	65,000
Derivative expense	355,257	11,646
Change in fair value of derivative liability	(253,390)	-
Loss on impairment of assets	125,693	-
Gain on debt settlement	(163,378)	-
Loss on debt settlement	101,586	20,644
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	5,218	(5,218)
(Increase) decrease in prepaid expenses	10,190	122,791
(Increase) decrease in advance of royalties	(5,515)	-
(Increase) decrease in deposits	950	(950)
Increase (decrease) in accounts payable and accrued expenses	135,219	(33,742)
Increase (decrease) in accrued expense, related party	(53,987)	53,987
Increase (decrease) in derivative liability	13,838	-
Increase (decrease) in debt discount	(3,950)	-
Net Cash Used in Operating Activities	(38,777)	(216,458)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(76,240)	(21,540)
Purchase of property and equipment	-	(2,000)
Net Cash Used in Investing Activities	(76,240)	(23,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from contributed capital	1,733	-
Proceeds from common stock	76,063	32,500
Repayment of notes payable	(55,234)	(25,124)
Proceeds from notes payable	8,900	31,129
Proceeds from convertible debt	87,500	187,500
Net Cash Provided by Financing Activities	117,229	226,005
Exchange rate effect on cash	900	11,754

NET INCREASE (DECREASE) IN CASH	3,112	(2,239)
CASH AT BEGINNING OF YEAR	3,340	5,579
CASH AT END OF PERIOD	$6,452	$3,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$12,891	$-
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and interest	$175,407	$100,662
Common stock issued for purchase of intangible asset	$61,100	$75,000
Common stock issued as deferred compensation	$-	$72,999
Common stock issued to pay accounts payable	$113,332	$-
Promissory note issued for intangible asset	$-	$177,951
Beneficial conversion feature recorded in connection with convertible debt	$265,529	$76,646

The accompanying notes are an integral part of these financial statements.
F-6

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

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

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the year ended June 30, 2014. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year. The Company has adopted a June 30 year end.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the periods ended June 30, 2014 and 2013, the Company recognized a gain or (loss) on translation adjustment in the amount of ($900) and $11,754, respectively.

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

June 30, 2014

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, advance of royalties, prepaid expenses and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $7,556 and $1,950 of advertising costs incurred during the years ended June 30, 2014 and 2013, respectively.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

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

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At June 30, 2014 and June 30, 2013, no allowance for doubtful accounts was needed.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 2 - GOING CONCERN - CONTINUED

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

NOTE 3 – PREPAID EXPENSES

On April 1, 2013, the Company entered into a lease agreement for a term of twelve months. The Company paid $22,800 initially toward the agreement and that amount is being amortized over the term of the lease leaving a balance of $0 and $17,100 as prepaid expense as of June 30, 2014 and 2013, respectively.

See Note 4 for issuance of Preferred A Stock issued to an officer which resulted in an ending prepaid expense of $6,910 as of June 30, 2014.

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

On January 22, 2013 and February 26, 2013, the Company borrowed $9,928 and $8,783, respectively, from a related party in the form of two promissory notes. The notes bears interest at 9% per annum and are due on January 22, 2014 and February 26, 2014, respectively. The notes and their related accrued interest totaling $20,508 were extinguished by the issuance of another promissory note that included a fixed conversion price of $0.025 dated March 4, 2014. It was due on March 31, 2014 and bore interest of 12% per annum. On March 11, 2014, the note was completely converted into 820,320 shares of common stock.  Therefore, accrued interest related to these notes was $0 and $662 as of June 30, 2014 and June 30, 2013, respectively. Due to the fixed conversion price, there was a beneficial conversion feature of $5,334 calculated on the date of the note which was completely amortized as of June 30, 2014.

On February 21, 2014, the Company issued 3,862,400 shares of common stock to an officer for payment of accounts payable totaling $96,560 which resulted in a loss on settlement of debt of $65,661 due to the price of the stock on the agreement date.

On July 23, 2013, the Company borrowed $3,168 from an officer in the form of a promissory note. The note is unsecured, accrues interest at 9% per annum and is due on July 23, 2014. The note and all related accrued interest was paid in full on March 19, 2014.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

On July 24, 2013, the Company issued 3,00,000 options for services to an officer. These options have a two year life and an exercise price of $0.005 and were valued using the Black-Scholes model at a total of $20,058. The Company calculated a relative fair value for these options based on a volatility of 273%, a risk-free interest rate of .34% and a stock price on the date of issuance of $0.007. On January 13, 2014, 2,000,000 of these options were exercised on a cashless option for a total of 1,729,730 shares of common stock.

On July 30, 2013, the Company borrowed $974 from an officer in the form of a promissory note. The note is unsecured, accrues interest at 9% per annum and is due on July 30, 2014. The note and all related accrued interest was paid in full on March 19, 2014.

On July 31, 2013, the Company granted Preferred A Stock to an officer that was contingent on the officer’s continued employment for an additional two (2) years. This resulted in a total value of $13,000, of which $6,090 has been amortized as of June 30, 2014 leaving a balance of $6,910 remaining as a prepaid expense.

On October 29, 2013 the Company borrowed $3,345 from an officer in the form of a promissory note. The note is unsecured, accrues interest at 8% per annum and is due on October 29, 2014. The note and all related accrued interest was paid in full on March 3, 2014.

On December 2, 2013, the Company borrowed $471 from an officer in the form of a promissory note. The note is unsecured, accrues interest at 8% per annum and is due on December 2, 2014. The note and all related accrued interest was paid in full on March 3, 2014.

On December 2, 2013, the Company borrowed $942 from an officer in the form of a promissory note. The note is unsecured, accrues interest at 8% per annum and is due on December 2, 2014. The note and all related accrued interest was paid in full on March 5, 2014.

An officer of the Company receives $8,000 a month for consulting fees until otherwise modified or cancelled by further action of the board. The officer has waived the right to receive consulting fees for the months of April, May and June 2014.  The Company has a balance due to the officer for consulting services of $0 and $53,987 as of June 30, 2014 and 2013, respectively. The officer has waived fees for three (3) months of the year resulting in a total compensation cost of $72,000 for both of the years ended June 30, 2014 and 2013.

An officer forgave $1,733 of expenses paid on behalf of the Company as of June 30, 2014.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on June 30:

	2014	2013
Computer equipment	$ 4,910	$ 4,910
Accumulated depreciation	(3,072)	(1,435)
Property and equipment, net	$ 1,838	$ 3,475

Depreciation expense for the years ended June 30, 2014 and 2013 was $1,637 and $1,124, respectively.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 6 – INTANGIBLE ASSETS

The Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mingle software. The agreement, mentioned in Note 8, calls for a promissory note in the amount of CAD $175,000 and stock in the amount of $75,000. The total value of the purchased asset was valued as of the date of purchase at $252,951. The Company also incurred additional internally developed computer software costs of $38,796.  As of June 30, 2014, the Company determined that this asset was impaired by $122,371 which was the adjusted net value of the promissory note that was forgiven due to not meeting the sales goal. See Note 9. The total net book value of this asset is $53,229 as of June 30, 2014. The Company has determined a 4 year useful life for this computer software.

During the year ending June 30, 2014, the Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mymobipoints software.  The Company issued 7,500,000 shares of common stock on July 23, 2014 which were valued at $48,750. The Company also incurred additional internally developed computer software costs of $34,328. The total net book value of this asset is $64,721 as of June 30, 2014. The Company has determined a 4 year useful life for this computer software.

During the year ending June 30, 2014, the Company has capitalized costs of 100% internally developed software applications: BTCTickers, CryptoCafe, ProjectV.  The Company incurred costs of $1,026, $19,471, and $18,092, respectively. The Company has determined a 4 year useful life for BTCTickers and CryptoCafe, however, the ProjectV software is not operable at this time and is not being amortized yet. The net book value for BTCTickers and CryptoCafe is $898 and $16,855, respectively, as of June 30, 2014. In addition, the Company acquired the software related to the Gravity 4 application by issuing 500,000 shares of common stock valued at $12,350.

The Company’s intangible assets are comprised of the following on June 30:

	2014	2013
Computer software - Mingle	$ 96,541	$ 274,491
Computer software - Mymobipoints	83,078	-
Computer software – BTCTickers	1,026	-
Computer software – CryptoCafe	19,471	-
Computer software – Project V	18,092	-
Computer software – Gravity 4	12,350	-
Accumulated amortization	(65,063)	(52,984)
Intangible assets, net	$ 165,495	$ 221,507

Total amortization expense for the years ended June 30, 2014 and 2013 were $67,658 and $52,984, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of June 30, 2014 and 2013, respectively, the Company had an outstanding balance, net of the debt discount of $23,550 and $122,500. As of June 30, 2014 and 2013, the total outstanding accrued interest on the convertible notes payable was $138 and $1,885, respectively.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 7 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

On February 4, 2013, the Company issued a convertible promissory note in the amount of $37,500.  The note was due on November 6, 2013 and bore interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $37,500 of debt and $1,500 of accrued interest into 6,823,460 shares of common stock fully extinguishing the debt.

On March 19, 2013, the Company issued a convertible promissory note in the amount of $47,500.  The note was due on December 26, 2013 and bore interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest could then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $47,500 in debt and $1,900 in accrued interest into 17,950,000 shares of common stock fully extinguishing the debt.

On June 17, 2013, the Company issued a convertible promissory note in the amount of $37,500. The note is due on March 19, 2014 and bears interest at 8% per annum. The loan became convertible 180 days after the date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $37,500 in debt and $1,500 in accrued interest into 11,414,577 shares of common stock fully extinguishing the debt.

On August 12, 2013, the Company issued a convertible promissory note in the amount of $32,500. The note is due on May 12, 2014 and bears interest at 8% per annum. The loan becomes convertible 180 days after date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 55% multiplied the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company paid the debt and all related accrued and penalty interest in cash for a total of $46,637.

On January 13, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on July 13, 2014 and bears interest at 1% per annum. The loan becomes convertible immediately after the issuance date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% within 30 days of the note date; 70% within 60 days of the note date; 75% within 180 days of the note date, or 80% thereafter, multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $27,500 of the balance into 2,208,126 shares of common stock leaving a balance at June 30, 2014 of $27,500. This note also has accrued interest of $138 as of June 30, 2014.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 8– DERIVATIVE LIABILITY

In accordance with AC 815, the Company has bifurcated the conversion feature of their convertible notes and recorded a derivative liability on the date each note became convertible.  The derivative liability was then revalued on each reporting date.

On February 4, 2013, March 19, 2013, June 17, 2013 and August 12, 2013, the Company issued convertible promissory notes in the amounts of $37,500, $47,500, $37,500 and $32,500 respectively.  The loans become convertible 180 days after the date of the note into shares of the Company’s common stock at a rate of 55% multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0056 - $0.0222, exercise price of $0.0024 - $0.0214, dividend yield of zero, years to maturity of 0.0135 - 0.5, a risk free rate of 0.10% - 0.13%, and annualized volatility of 345% - 3550%. The above loans were all discounted in full based on the valuations and the Company recognized an additional derivative expense of $355,257 upon recording of the derivative liabilities.  The February 4, 2013, March 19, 2013, and June 17, 2013 notes were fully converted and the entire debt discount was amortized as of June 30, 2014.   The August 12, 2013 note was fully paid in cash and the entire debt discount was fully amortized as of June 30, 2014.  Once the loans are fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital. As of June 30, 2013, unamortized debt discount totaling $3,950 remained.

ASC 815 requires Company management to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  During the year ended June 30, 2013, the Company recorded a total change in the value of the derivative liabilities of ($253,390).

At June 30, 2014, the Company revalued the remaining convertible note balance of $27,500 and has recorded a derivative liability of $13,838.

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

During the year ended June 30, 2014, the Company received forgiveness of the entire note payable of $169,715, which is recognized in the income statement as a part of the Gain on Debt Settlement.  As of June 30, 2014 and June 30, 2013, the outstanding note payable balance was $0 and $166,250, respectively.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 10 – CAPITAL STOCK TRANSACTIONS

Preferred A stock

The authorized preferred A stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2014 and June 30, 2013, the Company has 2,000,000 and 0 shares of preferred stock issued or outstanding, respectively.

During the year ended June 30, 2014, the Company issued 2,000,000 shares of preferred stock to an officer. See Note 4.

Common stock

The authorized common stock is 500,000,000 shares with a par value of $0.001. As of June 30, 2014 and 2013, 138,309,752 and 75,401,892 shares were issued and outstanding, respectively.

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

During the year ended June 30, 2014, the Company issued 39,216,483 shares of common stock for conversion of $170,507 of debt and $4,900 of accrued interest, incurring a loss on the beneficial conversion of $265,529 for fully converted debt and of $5,334 for partially converted debt.

On January 16, 2014, the Company issued 1,000,000 shares of common stock valued at $50,000 to be used against an accounts payable for professional fees. During the year ended June 30, 2014, a loss on settlement of debt was recognized in the amount of $30,193 due to the stock being sold for less than the value on the date of agreement.

On January 28, 2014, the Company issued 250,000 shares of common stock valued at $12,500 to be used against an accounts payable for professional fees. During the year ended June 30, 2014, a loss on settlement of debt was recognized in the amount of $5,732 due to the stock being sold for less than the value on the date of agreement.

On February 21, 2014, the Company issued 3,862,400 shares of common stock valued at $162,220 to an officer for payment towards accounts payable of $96,560. See Note 4.

On August 22, 2013 and January 13, 2014, the Company issued 777,778 and 1,729,730 shares of common stock in a cashless exchange of 3,000,000 options. See Note 4 and Note 11 for the January 13, 2014 and August 22, 2013 issuance details, respectively.

On September 25, 2013, the Company cancelled and retired 41,131 shares of common stock when it found that those shares had been issued in duplicate and therefore in error.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

NOTE 10 – CAPITAL STOCK TRANSACTIONS – CONTINUED

During the year ended June 30, 2014, the Company issued the following: 5,612,600 shares of common stock for cash of $76,063; 8,000,000 shares of common stock for $61,100 worth of intangible assets; and 2,500,000 shares of common stock for $81,126 worth of services. See Note 6 for intangible assets additions.

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

On August 14, 2013, the Company granted stock options for 1,000,000 shares of common stock to a consultant for professional fees.  The Company calculated a relative fair value for these options of $14,494, based on a volatility of 279%, a risk-free interest rate of .36% and a stock price on the date of issuance of $0.0149.  These options had an expiration date of August 14, 2015, however, they were fully exercised on August 22, 2013.

On July 24, 2013, the Company issued 3,000,000 stock options to an officer which expire in two years. See Note 4.

Changes in stock options as of June 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2012	1,000,000	$ 0.20	$ 200,000
Granted	3,000,000	0.10	300,000
Exercised	-	-	-
Cancelled	-	-	-
Expired	(1,000,000)	-	(200,000)
Outstanding, June 30, 2013	3,000,000	-	300,000
Granted	4,000,000	0.005	20,000
Exercised	(3,000,000)	0.005	(15,000)
Cancelled	(3,000,000)	-	(300,000)
Expired	-	-	-
Outstanding, June 30, 2014	1,000,000	$ 0.005	$ 5,000

NOTE 11 – STOCK OPTIONS AND WARRANTS (CONTINUED)

Changes in stock purchase warrants as of June 30, 2014 are as follows:

	Number of Warrants	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2012	24,475,744	$ 0.11	$ 2,620,381
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(24,475,744)	-	(2,620,381)
Outstanding, June 30, 2013	-	-	-
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, June 30, 2014	-	$ -	$ -

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

June 30, 2014

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

During the year ended June 30, 2014, the Company recognized other comprehensive losses of $900.

NOTE 14 – INCOME TAXES

For the year ended June 30, 2014, the Company has incurred a net loss of approximately $773,170 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,120,993 at June 30, 2014, and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the years ended June 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$ 262,878	$ 195,773
Less: valuation allowance	(262,878)	(195,773)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,461,138	$ 4,198,260
Valuation allowance	(4,461,138)	(4,198,260)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,120,993 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 15 – SUBSEQUENT EVENTS

As of July 14, 2014, the Company is in default on a convertible note. On January 13, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on July 13, 2014 and bears interest at 1% per annum. The loan becomes convertible immediately after the issuance date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% within 30 days of the note date; 70% within 60 days of the note date; 75% within 180 days of the note date, or 80% thereafter, multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $27,500 of the balance into 2,208,126 shares of common stock.  The maker of the note has made no attempts to collect or convert the remaining balance of this note which is $27,500.

NOTE 15 – SUBSEQUENT EVENTS – CONTINUED

On August 18, 2014, the Company issued 2,000,000 shares of common stock to pay off outstanding debt and for future services valued at $20,000 from a service provider.

On August 18, 2014, the Company issued 2,000,000 shares of common stock for future services valued at $20,000 from a service provider.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

14