Form 10-K/A
period 2014-06-30
Myriad Interactive Media, Inc.
filed 2014-10-24
CIK 1096555

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X] No [ ]

1

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

Explanatory Note:

This 10K/A is being issued to include inadvertently previously unfiled XBRL files. No other changes have been made.