Form 10-Q
period 2014-09-30
Myriad Interactive Media, Inc.
filed 2014-11-20
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number:000-27645

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  138,309,752 as of November 19, 2014.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2014 and June 30, 2013(unaudited);
F-2	Statements of Operations for the three months ended September 30, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the three months ended September 30, 2014 and 2013 (unaudited);
F-4	Notes to the Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2014are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets

ASSETS

	September 30,	June 30,
	2014	2014
	(unaudited)
CURRENT ASSETS

Cash	$10,067	$6,452
Advance of royalties	5,515	5,515
Prepaid expenses	11,930	6,910

Total Current Assets	27,512	18,877

PROPERTY AND EQUIPMENT, net	1,429	1,838
INTANGIBLE ASSETS, net	146,793	165,495

TOTAL ASSETS	$175,734	$186,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES

Accounts payable and accrued expenses	$86,496	$90,279
Payable - related party	13,000	-
Convertible debt, net	27,500	23,550
Derivative liability	30,671	13,838
Notes payable - related party	5,000	-

Total Current Liabilities	162,667	127,667

LONG-TERM LIABILITIES

Notes payable	-	-

TOTAL LIABILITIES	162,667	127,667

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 2,000,000 and 2,000,000 shares
issued and outstanding, respectively	2,000	2,000
Common stock; 500,000,000 shares authorized,
at $0.001 par value, 142,309,752 and 138,309,752
shares issued and outstanding, respectively	142,309	138,309
Additional paid-in capital	13,057,687	13,021,687
Additional paid-in capital - options	6,686	6,686
Accumulated other comprehensive loss	12,338	10,854
Accumulated deficit	(13,207,953)	(13,120,993)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	13,067	58,543
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$175,734	$186,210

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income
(unaudited)

	For the Three Months Ended
	September 30,
	2014	2013

REVENUES	$20,100	$18,865

OPERATING EXPENSES

Professional fees	30,240	66,193
General and administrative	14,453	23,961
Stock-based compensation	21,960	-
Depreciation and amortization	13,635	21,248

Total Operating Expenses	80,288	111,402

LOSS FROM OPERATIONS	(60,188)	(92,537)

OTHER INCOME (EXPENSE)
Amortization of debt discount	(3,950)	-
Change in fair value of derivative liability	(16,833)	-
Loss on stock issuance	(5,812)	-
Interest expense	(177)	(4,026)

Total Other Income (Expense)	(26,772)	(4,026)

LOSS BEFORE PROVISION FOR INCOME TAX	(86,960)	(96,563)

PROVISION FOR INCOME TAX	-	-

NET LOSS	(86,960)	(96,563)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,484	3,620

TOTAL COMPREHENSIVE INCOME (LOSS)	$(85,476)	$(92,943)

LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING: BASIC AND DILUTED	140,744,535	79,395,641

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(86,960)	$(96,563)
Adjustments to reconcile net loss to net cash
used by operating activities:
Value of options granted	-	5,000
Issuance of stock options for services	21,960	-
Common stock issued to pay interest	-	1,500
Loss on issuance of common stock	5,812	-
Depreciation and amortization	13,635	21,248
Amortization of deferred compensation	-	23,925
Amortization of debt discount	3,950	-
Change in fair value of derivative liability	16,833	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	(6,282)
(Increase) decrease in prepaid expenses	1,625	5,700
Increase (decrease) in accounts payable and accrued expenses	1,800	12,509
Increase (decrease) in accrued expense, related party	13,000	22,224
Net Cash Used in Operating Activities	(8,345)	(10,739)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	(6,524)	(17,256)
Sale of intangible assets	12,000	-
Net Cash Used in Investing Activities	5,476	(17,256)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	32,500
Proceeds from notes payable - related party	5,000	-
Net Cash Provided by Financing Activities	5,000	32,500

Exchange rate effect on cash	1,484	(155)

NET INCREASE (DECREASE) IN CASH	3,615	4,350
CASH AT BEGINNING OF YEAR	6,452	3,340
CASH AT END OF PERIOD	$10,067	$7,690

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID FOR:
Interest	$-	$12
Income Taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and interest	$-	$54,000
Common stock issued for settlement of AP	$5,583	$-
Common stock issued as prepaid expense	$6,645	$-

The accompanying notes are an integral part of these financial statements.

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

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the periods ended September 30, 2014 and 2013, the Company recognized a gain or (loss) on translation adjustment in the amount of $1,484 and $3,620, respectively.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $-0- and $1,056 of advertising costs incurred during the three months ended September 30, 2014 and 2013, respectively.

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

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At September 30, 2014 and June 30, 2014, no allowance for doubtful accounts was needed.

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

NOTE 2 – PREPAID EXPENSES

On July 31, 2013, the Company granted Preferred A Stock to an officer that was contingent on the officer’s continued employment for an additional two (2) years. This resulted in a total value of $13,000, of which $7,715 has been amortized as of September 30, 2014 leaving a balance of $5,285 remaining as a prepaid expense.

On August 18, 2014, the Company issued 2,000,000 shares of its common stock for services of which $6,645 was prepaid at September 30, 2014.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer of the Company receives $8,000 a month for consulting fees until otherwise modified or cancelled by further action of the board. The Company has a balance due to the officer for consulting services of $13,000 and $0 as of September 30, 2104 and June 30, 2014, respectively.

A related party loaned the Company $2,000 and $3,000 on July 23, 2014 and July 28, 2014, respectively. Each loan is due one year after the issue date and accrues interest at 12% per annum.

See Note 2 for the issuance of Preferred A stock to an officer of the Company and Note 10 for issuance of stock options.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Computer equipment	$ 4,910	$ 4,910
Accumulated depreciation	(3,481)	(3,072)
Property and equipment, net	$ 1,429	$ 1,838

Depreciation expense for the three months ended September 30, 2014 and 2013 was $409 and $409, respectively.

NOTE 6 – INTANGIBLE ASSETS

The Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mingle software. The agreement, mentioned in Note 8, calls for a promissory note in the amount of CAD $175,000 and stock in the amount of $75,000. The total value of the purchased asset was valued as of the date of purchase at $252,951. The Company also incurred additional internally developed computer software costs of $38,796.  In 2014 the Company determined that this asset was impaired by $122,371.  The Company has determined a 4 year useful life for its computer software.

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

NOTE 6 – INTANGIBLE ASSETS (Continued)

During the year ending June 30, 2014 the Company has capitalized costs of 100% internally developed software applications: BTCTickers, CryptoCafe, Vapor.  In addition, the Company acquired the software related to the Gravity 4 application.  The Company has determined a 4 year useful life for BTCTickers and CryptoCafe, however, the Vapor software is not operable at this time and thus not amortizable. During the three months ended September 30, 2014, the Company sold 75% of CryptoCafe for its net book value of $12,000.

The Company’s intangible assets are comprised of the following on September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Computer software - Mingle	$ 96,541	$ 96,541
Computer software - Mymobipoints	83,078	83,078
Computer software – BTCTickers	1,026	1,026
Computer software – CryptoCafe	7,471	19,471
Computer software – Vapor	24,616	18,092
Computer software – Gravity 4	12,350	12,350
Accumulated amortization	(78,289)	(65,063)
Intangible assets, net	$ 146,793	$ 165,495

Total amortization expense for the three months ended September 30, 2014 and 2013 were $13,226 and $20,839, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of September 30, 2014 and June 30, 2014, respectively, the Company had an outstanding balance, net of the debt discount of $27,500 and $23,550. As of September 30, 2014 and June 30, 2014, the total outstanding accrued interest on the convertible notes payable was $207 and $138, respectively.

On January 13, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on July 13, 2014 and bears interest at 1% per annum. The loan becomes convertible immediately after the issuance date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% within 30 days of the note date; 70% within 60 days of the note date; 75% within 180 days of the note date, or 80% thereafter, multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $27,500 of the balance into 2,208,126 shares of common stock.  As of September 30, 2014, the note is currently in default.

NOTE 8– DERIVATIVE LIABILITY

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

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0116 - $0.0097, exercise price of $0.0116 - $0.0066, dividend yield of zero, years to maturity of 0.5, a risk free rate of 0.10% - 0.10%, and annualized volatility of 273% - 298%. Once the loan is fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

The Company’s management assesses the fair market value of the derivative at each reporting period and recognizes any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  At September 30, 2014, the Company revalued the remaining convertible note balance and has recorded a derivative liability of $30,671.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of June 30, 2014 and June 30, 2013, the Company has 2,000,000 and 2,000,000 shares of preferred stock issued or outstanding, respectively.

Common stock

The authorized common stock is 500,000,000 shares with a par value of $0.001. As of September 30, 2014 and June 30, 2014, 142,309,752 and 138,309,752 shares were issued and outstanding, respectively.

During the three months ended September 30, 2014, the Company issued 4,000,000 shares of common stock for services valued at $21,960, to settle accounts payable in the amount of $5,583 and for prepaid expenses of $6,645. A loss on the issuance of the stock was recognized in the amount of $5,812.

NOTE 10 – STOCK OPTIONS AND WARRANTS

The estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses is determined using the Black-Scholes evaluation model.

On July 24, 2013, the Company issued 3,00,000 options for services to an officer. These options have a two year life and an exercise price of $0.005 and were valued using the Black-Scholes model at a total of $20,058. The Company calculated a relative fair value for these options based on a volatility of 273%, a risk-free interest rate of .34% and a stock price on the date of issuance of $0.007. On January 13, 2014, 2,000,000 of these options were exercised on a cashless option for a total of 1,729,730 shares of common stock leaving a balance of 1,000,000 options outstanding as of September 30, 2014.

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

Changes in stock options as of September 30, 2014 and June 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2013	3,000,000	$ -	$ 300,000
Granted	4,000,000	0.005	20,000
Exercised	(3,000,000)	0.005	(15,000)
Cancelled	(3,000,000)	-	(300,000)
Expired	-	-	-
Outstanding, June 30, 2014	1,000,000	0.005	-5,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, September 30, 2014	1,000,000	$ 0.005	$ 5,000

There were not any stock purchase warrants outstanding at September 30, 2014 and June 30, 2014.

NOTE 11 – FOREIGN CURRENCY TRANSLATION

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

During the three months ended September 30, 2014 and 2013, the Company recognized other comprehensive incomeof $1,484 and $3,620, respectively.

NOTE 14 – INCOME TAXES

For the three months ended September 30, 2014, the Company has incurred a net loss of approximately $86,960 and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $13,207,953 at September 30, 2014, and will expire beginning in the year 2029.

The provision for Federal income tax consists of the following for the three months ended September 30, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$ 29,566	$ 32,831
Less: valuation allowance	(29,566)	(32,831)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,490,704	$ 4,461,138
Valuation allowance	(4,490,704)	(4,460,138)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,207,953 for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

On October 6, 2014, the Company sold the remaining 25% interest in CryptoCafe.com for $4,000.

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

Results of operations for the three months ended September 30, 2014 and 2013.

During the three months ended September 30, 2014, we earned revenue of $20,100. We incurred operating expenses in the amount of $80,288 for the three months ended September 30, 2014, consisting of professional fees in the amount of $30,240, general and administrative expenses of $14,453, depreciation and amortization of $13,635 and stock-based compensation of $21,960. In addition, we incurred interest expense of $177, an amortization of debt discount expense of $3,950, a change in the fair value of derivative liability of $16,833 and a loss on stock issuance of $5,812, leading to a loss of $86,960 and a loss on foreign currency adjustment of $1,484. As a result, we incurred a comprehensive net loss of $85,476 for the three months ended September 30, 2014.  By comparison, for the three months ended September 30, 2013, we earned revenue of $18,865.  We incurred operating expenses of $111,402 during the three months ended September 30, 2013, consisting of professional fees in the amount of $66,193, general and administrative expenses of $23,961, and depreciation and amortization of $21,248.  We incurred a net comprehensive loss of $92,943 during the three months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $27,512, consisting of cash in the amount of $10,067, advance of royalties in the amount of $5,515, prepaid expenses in the amount of $11,930, and $-0- in accounts receivable.  As September 30, 2014, we had current liabilities of $162,667, consisting of accounts payable and accrued expenses in the amount of $86,496, a payable due to a shareholder in the amount of $13,000, convertible debt of $27,500, notes payable of $5,000, and a derivative liability of $30,671.  Accordingly, we had a working capital deficit of $135,155 as of September 30, 2014.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $13,207,953 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014.

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

Myriad Interactive Media, Inc.

Date:	November 19, 2014

By: /S/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director