Form 10-Q
period 2014-12-31
Myriad Interactive Media, Inc.
filed 2015-02-23
CIK 1096555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  153,309,752 as of February 19, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of December 31, 2014 (unaudited) and June 30, 2014;
F-2	Statements of Operations for the three and six months ended December 31, 2014 and 2013 (unaudited);
F-3	Statements of Cash Flows for the six months ended December 31, 2014 and 2013 (unaudited);
F-4	Notes to the Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

MYRIAD INTERACTIVE MEDIA, INC.
Balance Sheets

ASSETS

	December 31,	June 30,
	2014	2014
	(Unaudited)
CURRENT ASSETS

Cash	$2,543	$6,452
Advance of royalties	5,515	5,515
Prepaid expenses	3,660	6,910

Total Current Assets	11,718	18,877

PROPERTY AND EQUIPMENT, net	1,020	1,838
INTANGIBLE ASSETS, net	134,492	165,495

TOTAL ASSETS	$147,230	$186,210

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$57,996	$90,279
Payable - related party	1,500	-
Convertible debt, net	27,500	23,550
Derivative liability	19,322	13,838
Notes payable - related party	5,000	-

Total Current Liabilities	111,318	127,667

TOTAL LIABILITIES	111,318	127,667

STOCKHOLDERS' EQUITY

Preferred stock; 10,000,000 shares authorized,
at $0.001 par value, 2,000,000 and 2,000,000 shares
issued and outstanding, respectively	2,000	2,000
Common stock; 500,000,000 shares authorized,
at $0.001 par value, 153,309,752 and 138,309,752
shares issued and outstanding, respectively	153,309	138,309
Additional paid-in capital	13,079,687	13,021,687
Additional paid-in capital - options	6,686	6,686
Accumulated other comprehensive loss	15,475	10,854
Accumulated deficit	(13,221,245)	(13,120,993)

Total Stockholders' Equity	35,912	58,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,230	$186,210

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Operations and Other Comprehensive Income
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

REVENUES	$31,506	$19,185	$51,606	$38,049

OPERATING EXPENSES

Professional fees	23,731	62,160	53,971	123,353
General and administrative	19,484	35,624	33,938	59,585
Stock-based compensation	-	-	21,960	20,994
Depreciation and amortization	12,711	24,260	26,345	47,133

Total Operating Expenses	55,926	122,044	136,214	251,065

LOSS FROM OPERATIONS	(24,420)	(102,859)	(84,608)	(213,016)

OTHER INCOME (EXPENSE)
Gain on debt settlement	-	169,715	-	169,715
Amortization of debt discount	-	(43,482)	(3,950)	(95,636)
Change in fair value of derivative liability	11,349	1,597	(5,484)	(2,138)
Loss on stock issuance	-	(19,919)	(5,812)	(56,120)
Interest expense	(221)	(2,772)	(398)	(6,797)

Total Other Income (Expense)	11,128	105,139	(15,644)	9,024

LOSS BEFORE PROVISION FOR
INCOME TAX	(13,292)	2,280	(100,252)	(203,992)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	(13,292)	2,280	(100,252)	(203,992)

OTHER COMPREHENSIVE
INCOME (LOSS)
Foreign currency translation adjustment	3,137	330	4,621	3,951

TOTAL OTHER COMPREHENSIVE
INCOME (LOSS)	$3,137	$330	$4,621	$3,951

NET COMPREHENSIVE INCOME (LOSS)	$(10,155)	$2,610	$(95,631)	$(200,041)

INCOME (LOSS) PER SHARE,
BASIC AND FULLY DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING,
BASIC AND DILUTED	147,570,622	186,937,885	144,157,578	99,801,396

The accompanying notes are an integral part of these financial statements

MYRIAD INTERACTIVE MEDIA, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(100,252)	$(203,992)
Adjustments to reconcile net loss to net cash
used by operating activities:
Common stock issued and options granted for services	21,960	20,994
Common stock issued to pay interest	-	47,133
Loss on issuance of common stock	5,812	47,850
Depreciation and amortization	26,345	95,636
Amortization of deferred compensation	-	56,120
Amortization of debt discount	3,950	(169,715)
Change in fair value of derivative liability	5,484	-
Sale of intangible assets	12,000	-
Changes in operating assets and liabilities:	-	4,039
(Increase) decrease in accounts receivable	-	11,400
(Increase) decrease in prepaid expenses	9,895	27,400
Increase (decrease) in accounts payable and accrued expenses	6,300	52,418
Increase (decrease) in accrued expense, related party	1,500	-

Net Cash Used in Operating Activities	(7,006)	(8,579)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangible assets	(6,524)	(34,627)

Net Cash Used in Investing Activities	(6,524)	(34,627)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock	-	11,063
Proceeds from notes payable - related party	5,000	32,500

Net Cash Provided by Financing Activities	5,000	43,563

Exchange rate effect on cash	4,621	(486)

NET INCREASE (DECREASE) IN CASH	(3,909)	(129)
CASH AT BEGINNING OF YEAR	6,452	3,340

CASH AT END OF PERIOD	$2,543	$3,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$-	$12
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for conversion of debt and interest	$-	$101,400
Common stock issued for settlement of AP	$38,583	$48,750
Common stock issued as prepaid expense	$6,645	$121,201

The accompanying notes are an integral part of these financial statements.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2014

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

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. Accordingly, assets and liabilities of the subsidiary are translated into U.S. dollars at period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect for the period. The resulting translation gains or losses are recorded as a component of accumulated other comprehensive income in the consolidated statement of stockholders’ equity. For the six-month periods ended December 31, 2014 and 2013, the Company recognized gains on translation adjustment in the amounts of $4,621 and $3,951, respectively.

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

December 31, 2014

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

Advertising Costs

The Company expenses all costs of advertising as incurred.  There were $-0- and $3,888 of advertising costs incurred during the six months ended December 31, 2014 and 2013, respectively.

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

December 31, 2014

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

Accounts Receivable

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. At December 31, 2014 and June 30, 2014, no allowance for doubtful accounts was needed.

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

NOTE 2 – PREPAID EXPENSES

On July 31, 2013, the Company granted shares of Series-A preferred stock to an officer that was contingent on the officer’s continued employment for an additional two (2) years. This resulted in a total value of $13,000, of which $9,340 has been amortized as of December 31, 2014 leaving a balance of $3,660 remaining as a prepaid expense.

On August 18, 2014, the Company issued 2,000,000 shares of its common stock for services of which $6,645 was prepaid.  As of December 31, 2014 all of this amount had been amortized.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2014

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

NOTE 4 – RELATED PARTY TRANSACTIONS

An officer of the Company is due $8,000 per month pursuant to a consulting agreement until otherwise modified or cancelled by further action of the board. For the three months ended December 31, 2014, the officer elected to forego the consulting accrual.  The Company has a balance due to the officer for consulting services of $1,500 and $-0- as of December 31, 2104 and June 30, 2014, respectively.

A related party loaned the Company $2,000 and $3,000 on July 23, 2014 and July 28, 2014, respectively. Each loan is due one year after the issue date and accrues interest at 12% per annum.  As of December 31, 2014 aggregate accrued interest on these notes totaled $260.

See Note 2 for the issuance of Preferred A stock to an officer of the Company and Note 10 for issuance of stock options.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment are comprised of the following on December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Computer equipment	$ 4,910	$ 4,910
Accumulated depreciation	(3,890)	(3,072)
Property and equipment, net	$ 1,020	$ 1,838

Depreciation expense for the six months ended December 31, 2014 and 2013 was $818 and $818, respectively.

NOTE 6 – INTANGIBLE ASSETS

The Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mingle software. The agreement, mentioned in Note 8, calls for a promissory note in the amount of CAD $175,000 and stock in the amount of $75,000. The total value of the purchased asset was valued as of the date of purchase at $252,951. The Company also incurred additional internally developed computer software costs of $38,796.  In 2014 the Company determined that this asset was impaired by $122,371.  The Company has determined a four-year useful life for its computer software.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2014

NOTE 6 – INTANGIBLE ASSETS (Continued)

As of June 30, 2014, the Company has capitalized internally developed computer software costs and costs to acquire computer software from a third party as intangible assets related to the Mymobipoints software.  The total value of the purchased asset was valued as of the date of purchase at $48,750. The Company also incurred additional internally developed computer software costs of $21,881.  The Company has determined a four-year useful life for this computer software.

As of June 30, 2014 the Company has capitalized costs of 100% internally developed software applications: BTCTickers, CryptoCafe, and Vapor.  In addition, the Company acquired the software related to the Gravity 4 application.  The Company has determined a four-year useful life for BTCTickers and CryptoCafe, however, the Vapor software is not operable at this time and thus not amortizable. During the six months ended December 31, 2014, the Company sold 75% of CryptoCafe for its net book value of $12,000.

The Company’s intangible assets are comprised of the following on December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014
Computer software - Mingle	$ 96,541	$ 96,541
Computer software - Mymobipoints	83,078	83,078
Computer software – BTCTickers	1,026	1,026
Computer software – CryptoCafe	4,326	19,471
Computer software – Vapor	24,616	18,092
Computer software – Gravity 4	12,350	12,350
Accumulated amortization	(87,445)	(65,063)
Intangible assets, net	$ 134,492	$ 165,495

Total amortization expense for the six months ended December 31, 2014 and 2013 were $26,345 and $47,133, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

As of December 31, 2014 and June 30, 2014, respectively, the Company had an outstanding balance, net of the debt discount of $27,500 and $23,550. As of December 31, 2014 and June 30, 2014, the total outstanding accrued interest on the convertible notes payable was $277 and $138, respectively.

On January 13, 2014, the Company issued a convertible promissory note in the amount of $55,000. The note is due on July 13, 2014 and bears interest at 1% per annum. The loan becomes convertible immediately after the issuance date of the note. The loan and any accrued interest can then be converted into shares of the Company’s common stock at a rate of 65% within 30 days of the note date; 70% within 60 days of the note date; 75% within 180 days of the note date, or 80% thereafter, multiplied by the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. During the year ended June 30, 2014, the Company converted $27,500 of the balance into 2,208,126 shares of common stock.  As of December 31, 2014, the note is currently in default.

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

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2014

NOTE 8– DERIVATIVE LIABILITY (Continued)

The Company uses the Black-Scholes option pricing model to value the derivative liability.  Included in the model to value the derivative liabilities of the above loans are the following assumptions: stock price at valuation date of $0.0116 - $0.003, exercise price of $0.0116 - $0.0024, dividend yield of zero, years to maturity of 0.5, a risk free rate of 0.10% - 0.10%, and annualized volatility of 194% - 298%. Once the loan is fully converted, the remaining derivative liability is reclassified to equity as additional paid-in capital.

The Company’s management assesses the fair market value of the derivative at each reporting period and recognizes any change in the fair market value as another income or expense item.  The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the above convertible debt.  At December 31, 2014, the Company revalued the remaining derivative liability at $19,322.

NOTE 9 – CAPITAL STOCK TRANSACTIONS

Preferred stock

The authorized preferred stock is 10,000,000 shares with a par value of $0.001. As of December 31, 2014 and June 30, 2013, the Company has 2,000,000 and 2,000,000 shares of preferred stock issued or outstanding, respectively.

Common stock

The authorized common stock is 500,000,000 shares with a par value of $0.001. As of December 31, 2014 and June 30, 2014, 153,309,752 and 138,309,752 shares were issued and outstanding, respectively.

On August 5, 2014, the Company issued 4,000,000 shares of common stock for services valued at $21,960, to settle accounts payable in the amount of $5,583 and for prepaid expenses of $6,645. A loss on the issuance of the stock was recognized in the amount of $5,812.

On November 17, 2014 the Company issued 11,000,000 shares of common stock for debt.  The shares were valued at the market value of the stock on the date of issuance, resulting in an aggregate value of $33,000.

NOTE 10 – STOCK OPTIONS AND WARRANTS

The estimated value of the compensatory common stock purchase warrants granted to non-employees in exchange for services and financing expenses is determined using the Black-Scholes evaluation model.

On July 24, 2013, the Company granted 3,000,000 options for services to an officer. These options have a two year life and an exercise price of $0.005 and were valued using the Black-Scholes model at a total of $20,058. The Company calculated a relative fair value for these options based on a volatility of 273%, a risk-free interest rate of .34% and a stock price on the date of issuance of $0.007. On January 13, 2014, 2,000,000 of these options were exercised on a cashless option for a total of 1,729,730 shares of common stock leaving a balance of 1,000,000 options outstanding as of December 31, 2014.

On August 14, 2013 the Company granted stock options for 1,000,000 shares of common stock to a consultant for professional fees.  The Company calculated a relative fair value for these options of $14,494, based on a volatility of 279%, a risk-free interest rate of .36% and a stock price on the date of issuance of $0.0149.  These options had an expiration date of August 14, 2015; however, they were fully exercised on August 22, 2013.

MYRIAD INTERACTIVE MEDIA, INC.

Notes to the Financial Statements

December 31, 2014

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

Changes in stock options as of December 31, 2014 and June 30, 2014 are as follows:

	Number of Options	Weighted Average Exercise Price	Value if Exercised
Outstanding, June 30, 2013	3,000,000	$ -	$ 300,000
Granted	4,000,000	0.005	20,000
Exercised	(3,000,000)	0.005	(15,000)
Cancelled	(3,000,000)	-	(300,000)
Expired	-	-	-
Outstanding, June 30, 2014	1,000,000	0.005	5,000
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	1,000,000	$ 0.005	$ 5,000

There were not any stock purchase warrants outstanding at December 31, 2014 and June 30, 2014.

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

During the six months ended December 31, 2014 and 2013, the Company recognized other comprehensive income of $4,621 and $3,951, respectively.

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Ebola Tracking System

On October 6, 2014 we entered into the first phase of a design and development agreement with Mouse, LLC to create a state of the art ebola tracking app. The app will provide alerts to its users that shows proximity threats to their location based of the mobile devices’ GPS. The initial agreement focuses on just the graphical design component of the project. We have initiated the design and are near completion on it. Myriad and Mouse will be entering into a final agreement that will focus on the development and launch of the app. Initially, the app will be launched for the iOS platform for iPhone and iPad devices.  Alan Sosa, who owns approximately 13% of our common stock, is the principal of Mouse, LLC.

Results of operations for the three months ended December 31, 2014 and 2013.

During the three months ended December 31, 2014, we earned revenue of $31,506. We incurred operating expenses in the amount of $55,926 for the three months ended December 31, 2014, consisting of professional fees in the amount of $23,731, general and administrative expenses of $19,484, and depreciation and amortization of $12,711.  In addition, we incurred interest expense of $221 and a change in the fair value of derivative liability of $11,349, leading to a loss of $13,292 and a loss on foreign currency adjustment of $3,137. As a result, we incurred a comprehensive net loss of $10,155 for the three months ended December 31, 2014.  By comparison, for the three months ended December 31, 2013, we earned revenue of $19,185.  We incurred operating expenses of $122,044 during the three months ended December 31, 2013, consisting of professional fees in the amount of $62,160, general and administrative expenses of $35,624, and depreciation and amortization of $24,260.  In addition, we incurred interest expense of $2,772, a gain on settlement of debt totaling $169,715, amortization of debt discount totaling $43,482, a loss on stock issuance of $19,919, and a change in the fair value of derivative liability of $1,597, leading to net income of $2,280 and a gain on foreign currency adjustment of $330. We incurred net comprehensive income of $2,610 during the three months ended December 31, 2013.

 Results of operations for the six months ended December 31, 2014 and 2013.

During the six months ended December 31, 2014, we earned revenue of $51,606. We incurred operating expenses in the amount of $136,214 for the six months ended December 31, 2014, consisting of professional fees in the amount of $53,971, general and administrative expenses of $33,938, stock-based compensation of $ 21,960, and depreciation and amortization of $26,345.  In addition, we incurred interest expense of $398, amortization of debt discount totaling $3,950, a loss on stock issuance in the amount of $5,812, and a change in the fair value of derivative liability of $5,484, leading to a loss of $100,252 and a gain on foreign currency adjustment of $4,621. As a result, we incurred a comprehensive net loss of $95,631 for the six months ended December 31,

2014.  By comparison, for the six months ended December 31, 2013, we earned revenue of $38,049.  We incurred operating expenses of $251,065 during the three months ended December 31, 2013, consisting of professional fees in the amount of $123,353, general and administrative expenses of $59,585, stock-based compensation of $20,994, and depreciation and amortization of $47,133.  In addition, we incurred interest expense of $6,797, a gain on settlement of debt totaling $169,715, amortization of debt discount totaling $95,636, a loss on stock issuance of $56,120, and a change in the fair value of derivative liability of $2,138, leading to a net loss of $203,992 and a gain on foreign currency adjustment of $3,951. We incurred a net comprehensive loss of $200,041 during the six months ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $11,718, consisting of cash in the amount of $2,543, advance of royalties in the amount of $5,515, and prepaid expenses in the amount of $3,660.  As of December 31, 2014, we had current liabilities of $111,318, consisting of accounts payable and accrued expenses in the amount of $57,996, a payable due to a shareholder in the amount of $1,500, convertible debt of $27,500, related-party notes payable of $5,000, and a derivative liability of $19,322.  Accordingly, we had a working capital deficit of $99,600 as of December 31, 2014.  We have not attained profitable operations and are dependent upon obtaining financing to pursue significant development and expansion of our planned search engine and social media marketing business.  We will need to raise approximately $250,000 in new capital in the short-term to put together a working environment for our team to assemble together for efficient production and growth.  Although we are engaged in efforts to raise additional equity capital, we currently do not have any firm arrangements for the required equity financing and we may not be able to obtain such financing when required, in the amount necessary, or on terms that are financially feasible.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue significant business development activities. We have a cumulative deficit of $13,221,245 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations.  For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Derek Ivany.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are not effective.  There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 20, 2014, the Securities and Exchange Commission entered an Order of Suspension of Trading temporarily halting trading of our common stock through December 4, 2014.  The Commission’s suspension order alleged that our disclosures regarding development of our Ebola tracking application may have been inadequate.  On December 1, 2014, we filed a Petition with the Commission pursuant to Rule 550 requesting that the trading suspension be terminated nunc pro tunc to November 20, 2014.  We believe that our disclosures regarding the Ebola tracking application are and have been accurate and adequate.  The matter has been briefed and a decision from the Commission is pending.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL)

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Myriad Interactive Media, Inc.

Date:	February 23, 2015

By: /S/ Derek Ivany Derek Ivany Title: Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director